Form 10-Q
period 2016-10-31
KOLDECK INC.
filed 2016-12-15
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-213744

KOLDECK INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 37-1817132 IRS Employer Identification Number 8999 Primary Standard Industrial Classification Code Number

800 North Rainbow Blvd. Ste. 208,

Las Vegas, NV 89107

Tel. (702) 703-7133

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 15, 2016
Common Stock, $0.001	10,000,000

1 | Page

2 | Page

KOLDECK INC. BALANCE SHEETS
	October 31, 2016 (UNAUDITED)	APRIL 30, 2016 (AUDITED)
ASSETS
Current Assets
Cash	7,495	10,050
Prepaid expenses	305	99
Total current assets	7,802	10,149
Total Assets	$ 7,802	$ 10,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,343	$ 1,043
Total current liabilities	1,343	1,043
Total Liabilities	1,343	1,043

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	-	-
Deficit	(3,541)	(894)
Total Stockholders’ Equity	6,459	9,106

Total Liabilities and Stockholders’ Equity	$ 7,802	$ 10,149

The accompanying notes are an integral part of these financial statements.

3 | Page

KOLDECK INC. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2016	Six months ended October 31, 2016
Revenue	$ 3,900	$ 3,900

Operating expenses
General and administrative expenses	4,213	6,547
Net loss from operations	(313)	(2,647)
Loss before taxes	(313)	(2,647)

Provision for taxes	-	-

Net loss	$ (313)	$ (2,647)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

KOLDECK INC. STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended October 31, 2016
Operating Activities
Net loss	$ (2,647)
Prepaid expenses	(206)
Net cash used in operating activities	(2,853)
Financing Activities
Proceeds from sale of common stock	-
Proceeds from loan from shareholder	300
Net cash provided by financing activities	300
Net decrease in cash and equivalents	(2,553)
Cash and equivalents at beginning of the period	10,050
Cash and equivalents at end of the period	$ 7,497
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

KOLDECK INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (MARCH 29, 2016) TO October 31, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

KOLDECK INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 29, 2016.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Company has adopted April 30 fiscal year end.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to October 31, 2016 of $3,541. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2016 the Company's bank deposits did not exceed the insured amounts.

6 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during year ended October 31, 2016.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-Based Compensation

As of January 31, 20156, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Subsequent Events

The Company has evaluated all transactions from October 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. On April 29, 2016 the Company issued 10,000,000 shares of its common stock at $0.001 per share for total proceeds of $10,000.

As of October 31, 2016 the Company had 10,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since March 29, 2016 (Inception) through October 31, 2016, the Company’s sole officer and director loaned the Company $1,343 to pay for incorporation costs and operating expenses.  As of October 31, 2016, the amount outstanding was $1,343. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of October 31, 2016 the Company had net operating loss carry forwards of $3,541 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7 | Page

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

In general

Our main business activity is content writing and editing services. We plan to deliver our services to both individuals and companies, as well as to printed or digital newspapers and magazines. Our main objective is to provide our customers with a quality service of text composing and editing of written materials. As additional services we may offer help with illustrating and designing of book covers, as we plan to hire professional designers if business turns out profitable. We plan to write the texts based on data provided by our customers by mail, by phone or directly in person during the interviews. We also plan to deliver services on writing creative texts such as pieces of fiction, poetry, blog posts, articles for magazines or newspapers. We also plan to deliver texts non related to fiction such as, business proposals, presentations, bids, customer offers and letters. We also plan to offer turning drafts of our customers into concise texts by editing or rewriting. We also plan to carry out the jobs of editing or rewriting texts to make them more appealing to the final reader, as well as to make them look professionally written. As business grows we may change our services to the needs of the markets or to the needs of the company or to meet the requirements of our customers.

Service

We plan to deliver single pieces of texts or consecutive series of them, as well as texts in large volumes such as books. We hope it may turn economically beneficial for the newspapers or magazines from where we expect to get multiple orders. At the initial stages we may promote our services by writing guest posts on different web blogs or blogs of Internet magazines. So we might expect more orders from them and start delivering articles. We have an idea of selling services by packages. Packages may include: composing texts, searching data to compose the text, proofreading and editing of the ready texts. The price for the package is about to be determined by the average market price for the similar services adding the price of editing, proofreading or amount of data per article to search. To meet the maximum of our customers needs we expect the prices of every package be negotiable and based on the specification of a certain project. For some additional fee we also intend to provide services on promoting our customers’ books on the Amazon, iBooks and similar services. We expect to receive orders online to our website as our customers may reside in any remote location, as well as the orders may be aimed at broad international public. We plan to use chatbots on the website to collect the orders from clients for our managers. In case if data in the order is insufficient the customers may be contacted via mail or directly by phone. Managers sort out the orders and hand them to the writers of the corresponding specification. We can expect to hire freelancers to work for us at a certain stage of development of our business or whenever there is a need in additional workforce. We can expect those freelancers to interview our customers in order to write the texts corresponding the customer’s needs.

8 | Page

Our principal services may be split into the following groups:

Creative writing - assistance in writing complete books, manuscripts, biographies, stage plays or screenplays, or plots, or outlines for the works mentioned;

Business writing - assistance in writing bids, proposals, letters, presentations, research papers;

Editing - editing and formatting services, completing or rewriting the texts of non-professional writers;

Publishing - finding a publisher, designing a book cover or illustrations.

Once the customer chooses their package they agree upon the schedule of receiving and reviewing the work in progress.

RESULTS OF OPERATION

As of October 31, 2016, we have accumulated a deficit of $3,541. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2016

Revenue

During the three months ended October 31, 2016, the Company generated $ 3,900 in revenue.

Operating Expenses

During the three month period ended October 31, 2016, we incurred total expenses and professional fees of $4,213. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three month period ended October 31, 2016 was $313.

Six Month Period Ended October 31, 2016

Revenue

During the six months ended October 31, 2016, the Company generated $ 3,900 in revenue.

Operating Expenses

During the six month period ended October 31, 2016, we incurred total expenses and professional fees of $6,547. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the six month period ended October 31, 2016 was $2,647.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2016 our current assets were $7,802 compared to $10,149 in current assets at April 30, 2016.  The decrease in cash was due to ongoing increase Company expenses and the increase in prepaid expenses for the rent. As at October 31, 2016, our current liabilities were $1,343 compared to $1,043 as of April 30, 2016.

Stockholder’s equity was $9,106 as of April 30, 2016 compared to $6,459 as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2016, net cash flows used in operating activities was $2,853, consisting of net loss of  $2,647 and increase in prepaid expenses of $206.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the six-month period ended October 31, 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended October 31, 2016 were $300, consisting of $300 loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

10 | Page

GOING CONCERN

The independent auditors' report accompanying our April 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended October 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended October 31, 2016.

11 | Page

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOLDECK INC.
Dated: December 15, 2016	By: /s/ Svetlana Mazur
Svetlana Mazur, President and Chief Executive Officer and Chief Financial Officer

12 | Page