Form 10-Q
period 2017-01-31
KOLDECK INC.
filed 2017-02-28
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 28, 2017
Common Stock, $0.001	12,590,000

1 | Page

2 | Page

KOLDECK INC. BALANCE SHEETS
	January 31, 2017 (UNAUDITED)	APRIL 30, 2016 (AUDITED)
ASSETS
Current Assets
Cash	$ 33,328	$ 10,050
Prepaid expenses	305	99
Total current assets	33,633	10,149
Total Assets	$ 33,633	$ 10,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,343	$ 1,043
Total current liabilities	2,343	1,043
Total Liabilities	2,343	1,043

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,590,000 shares issued and outstanding (10,000,000 as of April 30, 2016)	12,590	10,000
Additional paid-in-capital	23,310	-
Deficit	(4,610)	(894)
Total Stockholders’ Equity	31,290	9,106

Total Liabilities and Stockholders’ Equity	$ 33,633	$ 10,149

The accompanying notes are an integral part of these financial statements.

3 | Page

KOLDECK INC. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended January 31, 2017	Nine months ended January 31, 2017
Revenue	$ -	$ 3,900

Operating expenses
General and administrative expenses	1,069	7,616
Net loss from operations	(1,069)	(3,716)
Loss before taxes	(1,069)	(3,716)

Provision for taxes	-	-

Net loss	$ (1,069)	$ (3,716)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,079,673	10,359,891

The accompanying notes are an integral part of these financial statements.

4 | Page

KOLDECK INC. STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended January 31, 2017
Operating Activities
Net loss	$ (3,716)
Prepaid expenses	(206)
Net cash used in operating activities	(3,922)
Financing Activities
Proceeds from sale of common stock	25,900
Proceeds from loan from shareholder	1,300
Net cash provided by financing activities	27,200
Net decrease in cash and equivalents	23,278
Cash and equivalents at beginning of the period	10,050
Cash and equivalents at end of the period	$ 33,328
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

KOLDECK INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (MARCH 29, 2016) TO January 31, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to January 31, 2017 of $4,610. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2017 the Company's bank deposits did not exceed the insured amounts.

6 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during year ended January 31, 2017.

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

Subsequent Events

The Company has evaluated all transactions from January 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. On April 29, 2016 the Company issued 10,000,000 shares of its common stock at $0.001 per share for total proceeds of $10,000. For the nine month period the Company issued 2,590,000 shares of its common stock at $0.01 per share for total proceeds of $25,900.

As of January 31, 2017, the Company had 12,590,000 shares issued and outstanding.

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

Since March 29, 2016 (Inception) through January 31, 2017, the Company’s sole officer and director loaned the Company $2,343 to pay for incorporation costs and operating expenses.  As of January 31, 2017, the amount outstanding was $2,343. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of January 31, 2017 the Company had net operating loss carry forwards of $4,610 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATION

As of January 31, 2017, we have accumulated a deficit of $4,610. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended January 31, 2017

Revenue

During the three months ended January 31, 2017, the Company has not generated any revenue.

Operating Expenses

During the three month period ended January 31, 2017, we incurred total expenses and professional fees of $1,069. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three month period ended January 31, 2017 was $1,069.

Nine Month Period Ended January 31, 2017

Revenue

During the nine months ended January 31, 2017, the Company generated $ 3,900 in revenue.

Operating Expenses

During the nine month period ended January 31, 2017, we incurred total expenses and professional fees of $7,616. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the nine month period ended January 31, 2017 was $3,716.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2017 our current assets were $33,633 compared to $10,149 in current assets at April 30, 2016.  The increase in cash was due to proceeds from the sale of common stock. As at January 31, 2017, our current liabilities were $2,343 compared to $1,043 as of April 30, 2016.

Stockholder’s equity was $9,106 as of April 30, 2016 compared to $31,290 as of January 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended January 31, 2017, net cash flows used in operating activities was $3,922, consisting of net loss of $3,716 and increase in prepaid expenses of $206.

Cash Flows from Investing Activities

We neither used, nor provided cash flows from investing activities during the nine-month period ended January 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended January 31, 2017 were $27,200, consisting of $1,300 loan from shareholder and $25,900 form proceeds from sale of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended January 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended January 31, 2017.

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

KOLDECK INC.
Dated: February 28, 2017	By: /s/ Svetlana Mazur
Svetlana Mazur, President and Chief Executive Officer and Chief Financial Officer

12 | Page