Form 10-K
period 2017-04-30
KOLDECK INC.
filed 2017-07-31
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 |

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of July 31, 2017, the registrant had 12,590,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2017.

2 |

3 |

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean KOLDECK INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

4 |

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

5 |

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of July 31, 2017, the 5,590,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

6 |

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended April 30, 2017 was $2,013 compared to a net loss of $894 during the period from Inception (March 29, 2016) to April 30, 2016. During fiscal year ended April 30, 2017 we have generated $13,600 in revenue. For the period from Inception (March 29, 2016) to April 30, 2016, we have not generated any revenue.

During the fiscal year ended April 30, 2017, we incurred expenses of $15,613 compared to $894  incurred during the period from Inception (March 29, 2016) to April 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2017 our total assets were $35,336 compared to $10,149 in total assets at April 30, 2016. As of April 30, 2017, our total liabilities were $2,343 compared to $1,043 in total liabilities at April 30, 2016.

Stockholders’ equity increased from $9,106 as of April 30, 2016 to $32,993 as of April 30, 2017.

The weighted average number of shares outstanding was 10,903,671 for the year ended April 30, 2017 compared to 606,060 for the period from Inception (March 29, 2016) to April 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended April 30, 2017, net cash flows used in operating activities was $1,922. Net cash flows provided by operating activities was $993 for the period from inception (March 29, 2016) to April 30, 2016.

Cash Flows from Investing Activities

We used $5,600 funds in investing activities for the year ended April 30, 2017 to purchase computer and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended April 30, 2017, net cash flows from financing activities was $27,200 received from proceeds from issuance of common stock and loan from shareholder. For the period from inception (March 29, 2016) to April 30, 2016, net cash flows from financing activities was $11,043 received from proceeds from issuance of common stock and loan from shareholder.

7 |

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2017 and April 30, 2016 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

8 |

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9 |

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors

Koldeck Inc.

800 N Rainbow Blvd,

Suite 208

Las Vegas, NV 89107

We have audited the accompanying consolidated balance sheets of Koldeck Inc. as of April 30, 2017 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended April 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Koldeck Inc. as of April 30, 2017 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/d

Pinaki & Associates, LLC

Newark, DE

July 31, 2017

10 |

KOLDECK INC. BALANCE SHEETS (AUDITED)
	APRIL 30, 2017	APRIL 30, 2016
ASSETS
Current Assets
Cash	$ 29,728	$ 10,050
Other assets	5,600
Prepaid expenses	8	99
Total current assets	35,336	10,149
Total Assets	$ 35,336	$ 10,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,343	$ 1,043
Total current liabilities	2,343	1,043
Total Liabilities	2,343	1,043

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,590,000 shares issued and outstanding (10,000,000 as of April 30, 2016)	12,590	10,000
Additional paid-in-capital	23,310	-
Deficit	(2,907)	(894)
Total Stockholders’ Equity	32,993	9,106

Total Liabilities and Stockholders’ Equity	$ 35,336	$ 10,149

The accompanying notes are an integral part of these financial statements.

11 |

KOLDECK INC. STATEMENTS OF OPERATIONS (AUDITED)
	Year ended April 30, 2017	For the period March 29, 2016 through April 30, 2016
Revenue	$ 13,600	$ -

Operating expenses
General and administrative expenses	15,613	894
Net loss from operations	(2,013)	(894)
Loss before taxes	(2,013)	(894)

Provision for taxes	-	-

Net loss	$ (2,013)	$ (894)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,903,671	606,060

The accompanying notes are an integral part of these financial statements.

12 |

KOLDECK INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 29, 2016) to APRIL 30, 2017 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated	Total
Balances at March 29, 2016, Inception	-	$ -	$ -	$ -	$ -
Common Shares issued for cash at $0.01 per share on January 11, 2016	10,000,000	10,000	-	-	10,000
Net loss for the year	-	-	-	(894)	(894)
Balances as of April 30, 2016	10,000,000	10,000	$ -	$ (894)	$ 9,106
Common Shares issued for cash at $0.01 per share	2,590,000	2,590	23,310	-	25,900
Net loss for the year	-	-	-	(2,013)	(2,013)
Balances as of April 30, 2017	12,590,000	$12,590	$ 23,310	$ (2,907)	$32,993

The accompanying notes are an integral part of these financial statements.

13 |

KOLDECK INC. STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended April 30, 2017	For the period March 29, 2016 through April 30, 2016
Operating Activities
Net loss	$ (2,013)	(894)
Prepaid expenses	91	(99)
Net cash used in operating activities	(1,922)	(993)

Investing Activities
Computer and equipment	$ (5,600)	-
Net cash used in investing activities	(5,600)	-

Financing Activities
Proceeds from sale of common stock	25,900	10,000
Proceeds from loan from shareholder	1,300	1,043
Net cash provided by financing activities	27,200	11,043

Net decrease in cash and equivalents	19,678	10,050
Cash and equivalents at beginning of the period	10,050	-
Cash and equivalents at end of the period	$ 29,728	10,050
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

14 |

KOLDECK INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (MARCH 29, 2016) TO April 30, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to April 30, 2017 of $2,907. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

15 |

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during year ended April 30, 2017.

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

Stock-Based Compensation

As of April 30, 2017, the Company has not issued any stock-based payments to its employees.

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

Subsequent Events

The Company has evaluated all transactions from April 30, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

16 |

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. On April 29, 2016 the Company issued 10,000,000 shares of its common stock at $0.001 per share for total proceeds of $10,000. For the nine month period the Company issued 2,590,000 shares of its common stock at $0.01 per share for total proceeds of $25,900.

As of April 30, 2017, the Company had 12,590,000 shares issued and outstanding.

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

Since March 29, 2016 (Inception) through April 30, 2017, the Company’s sole officer and director loaned the Company $2,343 to pay for incorporation costs and operating expenses.  As of April 30, 2017, the amount outstanding was $2,343. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of April 30, 2017 the Company had net operating loss carry forwards of $2,907 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from April 30, 2017 through the date the financial statements were available to be issued, July 31, 2017. On July 20, 2017, Ms. Mazur, the Company’s sole officer and director, is voluntarily returning 7,000,000 shares of her own personal stock to the Company’s treasury for cancellation.

17 |

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Svetlana Mazur 800 North Rainbow Blvd. Ste. 208, Las Vegas, NV 89107	33	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

 Svetlana Mazur has acted as our President, Treasurer, Secretary and sole Director since we incorporated on March 29, 2016. Ms. Mazur owns 53.67% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Mazur was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Mazur graduated from University of East Anglia (UK), Writing Department and completed MA degree of Creative Writing. During her university years she successfully worked as a freelance content writer for local online communities, and ghost wrote media content for online publishers.

18 |

We believe that Ms. Mazur’s specific experience, qualifications, attributes and skills.

During the past ten years, Ms. Mazur has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Mazur was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Mazur’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

19 |

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on March 29, 2016 until April 30, 2016  and for the year ended April 30, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Svetlana Mazur, President, Secretary and Treasurer	March 29, 2016 to April 30, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	May 1, 2016 to April 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of April 30, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

20 |

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Svetlana Mazur Svetlana Mazur 800 North Rainbow Blvd. Ste. 208, Las Vegas, NV 89107	10,000,000 shares of common stock (direct)	79.42%

The percent of class is based on 12,590,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 29, 2016, the Company sold 10,000,000 shares of common stock at a price of $0.001 per share to its director, in consideration of $10,000.

As of April 30, 2017 the Director of the Company advanced the Company $2,343 to cover the Company’s operating expenses. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended April 30, 2017, we incurred approximately $3,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended April 30, 2016 and for the reviews of our financial statements for the quarters ended July 31, 2016, October 31, 2016 and January 31, 2017.

21 |

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

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

KOLDECK INC.
Dated: July 31, 2017	By: /s/ Svetlana Mazur
Svetlana Mazur, President and Chief Executive Officer and Chief Financial Officer

22 |