Form 10-K/A
period 2017-04-30
KOLDECK INC.
filed 2017-08-02
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

As of July 31, 2017, the registrant had 5,590,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2017.

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

  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 29, 2016, the Company sold 10,000,000 shares of common stock at a price of $0.001 per share to its director, in consideration of $10,000. Subsequent to April 30, 2017, Svetlana Mazur, the Company’s director, has voluntarily returned 7,000,000 shares of her own personal stock to the Company’s treasury for cancellation. The return was in the best interests of the company as it ensures a more evenly distributed share ownership among the shareholders.

As of April 30, 2017, the Director of the Company advanced the Company $2,343 to cover the Company’s operating expenses. This loan is non-interest bearing, due upon demand and unsecured.

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

Exhibits:

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOLDECK INC.
Dated: July 31, 2017	By: /s/ Svetlana Mazur
Svetlana Mazur, President and Chief Executive Officer and Chief Financial Officer

22 |