Form 10-Q
period 2017-07-31
KOLDECK INC.
filed 2017-09-08
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 7, 2017
Common Stock, $0.001	5,590,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

KOLDECK INC. BALANCE SHEETS
	JULY 31, 2017	APRIL 30, 2017
ASSETS
Current Assets
Cash	$ 14,556	$ 29,728
Other assets net of depreciation	10,084	5,600
Prepaid expenses	8	8
Total current assets	24,648	35,336
Total Assets	$ 24,648	$ 35,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,343	$ 2,343
Total current liabilities	2,343	2,343
Total Liabilities	2,343	2,343

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,590,000 shares issued and outstanding (12,590,000 as of April 30, 2017)	5,590	12,590
Additional paid-in-capital	30,310	23,310
Deficit	(13,595)	(2,907)
Total Stockholders’ Equity	22,305	32,993

Total Liabilities and Stockholders’ Equity	$ 24,648	$ 35,336

The accompanying notes are an integral part of these financial statements.

3 | Page

KOLDECK INC. STATEMENTS OF OPERATIONS
	Three months ended July 31, 2017	Three months ended July 31, 2016
Revenue	$ -	$ -

Operating expenses
General and administrative expenses	10,688	2,334
Net loss from operations	(10,688)	(2,334)
Loss before taxes	(10,688)	(2,334)

Provision for taxes	-	-

Net loss	$ (10,688)	$ (2,334)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,590,000	10,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

KOLDECK INC. STATEMENTS OF CASH FLOWS
	Three months ended July 31, 2017	Three months ended July 31, 2016
Operating Activities
Net loss	$ (10,688)	(2,334)
Depreciation	616	-
Prepaid expenses		(203)
Net cash used in operating activities	(10,072)	(2,537)

Investing Activities
Computer and equipment	$ (5,100)	-
Net cash used in investing activities	(5,100)	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from loan from shareholder	-	-
Net cash provided by financing activities	-	-

Net decrease in cash and equivalents	(15,172)	(2,537)
Cash and equivalents at beginning of the period	29,728	10,050
Cash and equivalents at end of the period	$ 14,556	7,513
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

KOLDECK INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JULY 31, 2017 AND 2016

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to July 31, 2017 of $13,595. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

6 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during year ended July 31, 2017.

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

Stock-Based Compensation

As of July 31, 2017, the Company has not issued any stock-based payments to its employees.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 4 – CAPTIAL STOCK

As of July 31, 2017, the Company had 5,590,000 shares issued and outstanding.

7 | Page

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

Since March 29, 2016 (Inception) through July 31, 2017, the Company’s sole officer and director loaned the Company $2,343 to pay for incorporation costs and operating expenses.  As of July 31, 2017, the amount outstanding was $2,343. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of July 31, 2017 the Company had net operating loss carry forwards of $13,595 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

GENERAL

In general

Koldeck Inc.’s main business activity is content writing and editing services. We deliver our services to both individuals and companies, as well as to printed or digital newspapers and magazines. Our main objective is to provide our customers with a quality service of text composing and editing of written materials. As additional services we assist writers with illustrating and designing of book covers. We deliver services on writing creative texts such as pieces of fiction, poetry, blog posts, articles for magazines or newspapers. We also work with texts non related to fiction such as, business proposals, presentations, bids, customer offers and letters. We offer turning drafts of our customers into concise texts by editing or rewriting.

Koldeck Inc. carry out the jobs of editing or rewriting texts to make them more appealing to the final reader, as well as to make them look professionally written.

Service

We deliver single pieces of texts or consecutive series of them, as well as texts in large volumes such as books. We promote our services by writing guest posts on different web blogs or blogs of Internet magazines. We sell our services by packages. Packages usually include: composing texts, searching data to compose the text, proofreading and editing of the ready texts. The price for the package is about to be determined by the average market price for the similar services adding the price of editing, proofreading or amount of data per article to search. To meet the maximum of our customers needs we price of every package be negotiable and based on the specification of a certain project. We also provide services on promoting our customers’ books on Amazon, iBooks and similar services.

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

RESULTS OF OPERATION

As of July 31, 2017, we have accumulated a deficit of $13,595. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended July 31, 2017 compared to Three Month Period Ended July 31, 2016

Revenue

During the three months periods ended July 31, 2017 and 2016, the Company has not generated any revenue.

Operating Expenses

During the three month period ended July 31, 2017, we incurred total expenses and professional fees of $10,688 compared to $2,334 during the three month period ended July 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three month period ended July 31, 2017 was $10,688.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2017 our total assets were $24,648 compared to $35,336 in current assets at April 30, 2017.  The decrease in cash was due to increase of operations. As at July 31, 2017, our current liabilities were $2,343 compared to $2,343 as of April 30, 2017.

Stockholder’s equity was $32,993 as of April 30, 2017 compared to $22,305 as of July 31, 2017.

9 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2017, net cash flows used in operating activities was $10,072, consisting of net loss of $10,688 and depreciation  expenses of $616. For the three-month period ended July 31, 2016, net cash flows used in operating activities was $2,537, consisting of net loss of $2,334 and increase in prepaid expenses of $203.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three-month period ended July 31, 2017 was $5,100  compared to $0 during the three-month period ended July 31, 2016.

Cash Flows from Financing Activities

We neither used, nor provided cash flows from financing activities during the three-month periods ended July 31, 2017 and 2016.

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

10 | Page

GOING CONCERN

The independent auditors' report accompanying our April 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended July 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended July 31, 2017.

11 | Page

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On July 20, 2017, Svetlana Mazur voluntarily returned 7,000,000 shares of her own personal stock to the Company’s treasury for cancellation.

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

KOLDECK INC.
Dated: September 7, 2017	By: /s/ Svetlana Mazur
Svetlana Mazur, President and Chief Executive Officer and Chief Financial Officer

12 | Page