Form 10-Q
period 2017-10-31
KOLDECK INC.
filed 2018-03-22
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-213744

KOLDECK INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 9, Alley 7, Section 4, Renai Road, Daan District, Taipei, Taiwan
(Address of principal executive offices)	(Zip Code)

852-5238 9111

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES  ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,590,000 common shares issued and outstanding as of March 16, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KOLDECK INC.

BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$9,975	$29,728
Prepaid expenses	-	8
Total Current Assets	9,975	29,736

Property, Plant, and Equipment, net	-	5,600

TOTAL ASSETS	$9,975	$35,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:

Due to related party	10,000	2,343
Total Current Liabilities	10,000	2,343

Total Liabilities	10,000	2,343

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized 5,590,000 and 12,590,000 shares issued and outstanding, respectively	5,590	12,590
Additional paid-in capital	22,473	23,310
Accumulated deficit	(28,088)	(2,907)
Total Stockholders' Equity (Deficit)	(25)	32,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,975	$35,336

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOLDECK INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenues	$-	$3,900	$-	$3,900

Operating Expenses
General and administrative	14,493	4,213	25,181	6,547
Total Operating Expenses	14,493	4,213	25,181	6,547

Net Loss	$(14,493)	$(313)	$(25,181)	$(2,647)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,590,000	10,000,000	9,051,957	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOLDECK INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,181)	$(2,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, net	616	-
Changes in operating assets and liabilities:
Prepaid expenses	8	(206)
Net Cash Used in Operating Activities	(24,557)	(2,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,100)	-
Net cash used in Investing Activities	(5,100)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party debt to previous sole shareholder	(96)	-
Proceeds from loan from shareholders	10,000	300
Net cash provided by Financing Activities	9,904	300

Net cash decrease for period	(19,753)	(2,553)
Cash at beginning of period	29,728	10,050
Cash at end of period	$9,975	$7,497

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of common shares	$7,000	$-
Net assets transferred to previous sole shareholder	$7,837	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOLDECK INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2017

(Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Koldeck, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended April 30, 2017. Operating results for the six months ended October 31, 2017, are not necessarily indicative of the results to be expected for the year ending April 30, 2018.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2017, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to October 31, 2017, of $28,088. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2017, the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended October 31, 2017.

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

Stock-Based Compensation

As of October 31, 2017, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Subsequent Events

The Company has evaluated all transactions from October 31, 2017, through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 4 – CAPTIAL STOCK

As of October 31, 2017, and April 30, 2017, the Company had 5,590,000, and 12,590,000 shares issued and outstanding, respectively.

On July 20, 2017, the sole owner and director of the Company returned and cancelled 7,000,000 common shares.

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

From March 29, 2016 (Inception) through October 31, 2017, the Company’s previous sole officer and director loaned the Company $2,343 to pay for incorporation costs and operating expenses. During the period ended October 31, 2017, upon the transfer of ownership to the new officer and director, related party debt of $2,247, all assets plant, property and equipment of $10,084, as well as a cash payment of $96 were transferred to the previous sole officer and director.

During the six months ended October 31, 2017, the Company’s new sole officer and director loaned the Company $10,000 to pay for operating expenses. The amounts are non-interest bearing and due on demand. As of October 31, 2017, $10,000 is outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Koldeck Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on March 29, 2016. We are engaged in the business of content writing and editing services.

Our business and corporate address is No. 9, Alley 27, Section 4, Renai Road, Daan District, Tapei, Taiwan and our telephone number is +852 5238 9111.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Our main business activity is content writing and editing services. We plan to deliver our services to both individuals and companies, as well as to printed or digital newspapers and magazines. Our main objective is to provide our customers with a quality service of text composing and editing of written materials. As additional services we may offer help with illustrating and designing of book covers, as we plan to hire professional designers if business turns out profitable. We plan to write the texts based on data provided by our customers by mail, by phone or directly in person during the interviews. We also plan to deliver services on writing creative texts such as pieces of fiction, poetry, blog posts, articles for magazines or newspapers. We also plan to deliver texts not related to fiction such as, business proposals, presentations, bids, customer offers and letters. We also plan to offer editing and rewriting services. We also plan to carry out the jobs of editing or rewriting texts to make them more appealing to the final reader, as well as to make them look professionally written. As business grows we may change our services to the needs of the markets or to the needs of the company or to meet the requirements of our customers.

Results of Operations

The Company previously recorded $3,900 in revenue in the previous year. Although we have not earned significant revenues from our inception on March 29, 2016, (inception) through October 31, 2017 to offset expenses.

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

	Three Months Ended October 31,
	2017	2016	Change
Revenue	$-	$3,900	$(3,900)
Operating Expenses	14,493	4,213	10,280
Net Loss	$(14,493)	$(313)	$(14,180)

Operating expenses for the three months ended October 31, 2017, consisted of general and administrative fees, consulting fees, and professional fees. The increase in net loss for the period ended October 31, 2017, was due to increased professional fees and increased consulting fees, as well as a decrease in revenues.

Six Months Ended October 31, 2017 Compared to Six Months Ended October 31, 2016

	Six Months Ended October 31,
	2017	2016	Change
Revenue	$-	$3,900	$(3,900)
Operating Expenses	25,181	6,547	18,634
Net Loss	$(25,181)	$(2,647)	$(22,534)

Operating expenses for the six months ended October 31, 2017, consisted of general and administrative fees, consulting fees, and professional fees. The increase in net loss for the period ended October 31, 2017, was due to increased professional fees and increased consulting fees, as well as a decrease in revenues.

Liquidity and Capital Resources

Working Capital

	As at October 31, 2017	As at April 30, 2017
Total current assets	$9,975	$35,336
Total current liabilities	$10,000	$2,343
Working capital (deficit)	$(25)	$32,993

Cash Flows

	Six Months Ended October 31,
	2017	2016
Net cash used in operating activities	$(24,557)	$(2,853)
Net cash used in investing activities	(5,100)	-
Net cash provided by financing activities	9,904	300
Decrease in cash	$(19,753)	$(2,553)

We had cash of $9,975 as of October 31, 2017, compared to cash of $29,728 as of April 30, 2017, other assets of $0 as of October 31, 2017 compared to other assets of $5,600 as of April 30, 2017, and prepaid expenses of $0 as of October 31, 2017, compared to prepaid expenses of $8 as of April 30, 2017. We had a working capital deficit of $25 as of October 31, 2017, compared to working capital of $32,993 as of April 30, 2017.

The report of our auditors on our audited financial statements for the fiscal year ended April 30, 2017, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities and financial support from our shareholders to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities during the six months ended October 31, 2017 was $24,557, compared to $2,853 net cash used in operating activities during the six months period ended October 31, 2016. Net cash used in operating activities during the six months ended October 31, 2017 consisted of a net loss of $25,181, prepaid expenses of $8 and depreciation expense of $616.

Investing Activities

Net cash used in investing activities during the six months ended October 31, 2017, was $5,100, compared to $0 net cash used in investing activities outflow during the six months ended October 31, 2016. Net cash used in investing activities for the six months ended October 31, 2017, was related to the purchase of property, plant and equipment for $5,100, which all property, plant and equipment of $10,084 has been transferred to the previous sole shareholder.

Financing Activities

Cash provided by financing activities during the six months ended October 31, 2017, was $9,904 as compared to $300 in cash used in financing activities during the six month period ended October 31, 2016. The $10,000 cash provided by financing activities during the six months ended October 31, 2017 was related to $10,000 proceeds from loan from related parties and $96 paid to the previous sole shareholder.

Cash Requirements

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us. Currently we do not have any inventory.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Other than the sale of up to 10,000,000 shares of our common stock registered under our registration statement on Form S-1, filed on September 22, 2016, as amended, we presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOLDECK INC.
(Registrant)

Dated: March 21, 2018	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

