Form 10-Q
period 2018-01-31
GLOBAL HOUSE HOLDINGS LTD.
filed 2018-04-06
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-213744

GLOBAL HOUSE HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 9, Alley 27, Section 4, Renai Road, Daan District, Taipei, Taiwan
(Address of principal executive offices)	(Zip Code)

852-5238 9111

(Registrant’s telephone number, including area code)

KOLDECK INC.

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

111,800,000 common shares issued and outstanding as of April 2, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$-	$29,728
Prepaid expenses	1,425	8
Total Current Assets	1,425	29,736

Property, Plant, and Equipment, net	-	5,600

TOTAL ASSETS	$1,425	$35,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	3,228	-
Due to related party	10,000	2,343
Total Current Liabilities	13,228	2,343

Total Liabilities	13,228	2,343

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 and 251,800,000 shares issued and outstanding, respectively	111,800	251,800
Additional paid-in capital	(83,737)	(215,900)
Accumulated deficit	(39,866)	(2,907)
Total Stockholders' Equity (Deficit)	(11,803)	32,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,425	$35,336

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$3,900

Operating Expenses
General and administrative	11,778	1,069	36,959	7,616
Total Operating Expenses	11,778	1,069	36,959	7,616

Net Loss	$(11,778)	$(1,069)	$(36,959)	$(3,716)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,800,000	221,593,460	157,959,420	207,197,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,959)	$(3,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	616	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,417)	(206)
Accounts payable and accrued liabilities	3,228	-
Net Cash Used in Operating Activities	(34,532)	(3,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,100)	-
Net cash used in Investing Activities	(5,100)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt to previous sole shareholder	(96)	-
Proceeds from loan from shareholders	10,000	1,300
Proceeds from sale of common stock		25,900
Net cash provided by Financing Activities	9,904	27,200

Net cash increase (decrease) for period	(29,728)	23,278
Cash at beginning of period	29,728	10,050
Cash at end of period	$-	$33,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of common shares	$140,000	$-
Net assets transferred to previous sole shareholder	$10,084	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

GLOBAL HOUSE HOLDINGS LTD. (formerly KOLDECK INC.) (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 29, 2016. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

On April 2, 2018, the Company approved an agreement and plan of merger for the purposes of changing our corporate name from Koldeck Inc. to Global House Holdings Ltd. Pursuant to the agreement and plan of merger, our company will merge with our wholly-owned subsidiary Global House Holdings Ltd., a Nevada corporation. Koldeck Inc. will remain the surviving company of the merger, continuing under the name Global House Holdings Ltd. The name change, as well as a 20:1 forward stock split, was approved by FINRA and effective April 3, 2018 (Note 3). Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted to reflect the stock split as if it had occurred on the first day of the earliest period presented.

The Company has adopted April 30 fiscal year end.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Global House Holdings Ltd. (formerly Koldeck, Inc.) (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended April 30, 2017. Operating results for the nine months ended January 31, 2018, are not necessarily indicative of the results to be expected for the year ending April 30, 2018.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to January 31, 2018 of $39,866. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2018, the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended January 31, 2018.

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

Stock-Based Compensation

As of January 31, 2018, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Subsequent Events

On January 31, 2018, in anticipation of FINRA approval, we filed a Certificate of Change and Articles of Merger with the Nevada Secretary of State to give effect to a 20:1 forward stock split and name change from Koldeck Inc. to Global House Holdings Ltd. that were previously approved by the Board in October 2017. The name change and forward stock split were subsequently approved by FINRA on March 29, 2018 with a market effective date of April 3, 2018. As a result, effective April 3, 2018, we adopted the new trading symbol GHHHD.

The Company has evaluated all transactions from January 31, 2018, through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 4 – CAPITAL STOCK

As of January 31, 2018, and April 30, 2017, the Company had 111,800,000, and 251,800,000 shares issued and outstanding, respectively.

On July 20, 2017, the sole owner and director of the Company returned and cancelled 140,000,000 common shares.

On October 26, 2017, our Board of Directors approved a forward stock split of the issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share. The forward stock split was effective April 3, 2018 and resulted in the increase of our authorized capital from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. The issued and outstanding capital increased from 5,590,000 shares of common stock to 111,800,000 shares of common stock. The $0.001 par value of our common shares remains unchanged. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted to reflect the stock split as if it had occurred on the first day of the earliest period presented.

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

From March 29, 2016 (Inception) through January 31, 2018, the Company’s previous sole officer and director loaned the Company $2,343 to pay for incorporation costs and operating expenses. During the period ended January 31, 2018, upon the transfer of ownership to the new officer and director, related party debt of $2,247, all assets plant, property and equipment of $10,084, as well as a cash payment of $96 were transferred to the previous sole officer and director.

During the nine months ended January 31, 2018, the Company’s new sole officer and director loaned the Company $10,000 to pay for operating expenses. The amounts are non-interest bearing and due on demand. As of January 31, 2018, $10,000 is outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we,” “us,” “our,” and “our company” mean Global House Holdings Ltd., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on March 29, 2016. We are engaged in the business of content writing and editing services.

On October 26 2017, our Board of Directors approved a forward stock split of our issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share. When completed the forward stock split will result in the increase of our authorized capital from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. Correspondingly, our issued and outstanding capital will increase from 5,590,000 shares of common stock to 111,800,000 shares of common stock. The $0.001 par value of our common shares will remain unchanged. 11. The forward stock split is payable upon surrender and no fractional shares shall be issued. Fractional shares shall be rounded up.

Also on October 26, 2017, our board of directors approved an agreement and plan of merger for the purposes of changing our corporate name from Koldeck Inc. to Global House Holdings Ltd. Pursuant to the agreement and plan of merger, our company will merge with our wholly-owned subsidiary Global House Holdings Ltd., a Nevada corporation. Koldeck Inc. will remain the surviving company of the merger, continuing under the name Global House Holdings Ltd.

The resolutions of our Board of Directors approving the above described forward stock split and name change were subject to the prior approval of the Financial Industry Regulatory Authority (FINRA). On January 31, 2018, in anticipation of FINRA approval, we filed a Certificate of Change and Articles of Merger with the Nevada Secretary of State to give effect to the forward stock split and name change. The name change and forward stock split were subsequently approved by FINRA on March 29, 2018 with a market effective date of April 3, 2018. As a result, effective April 3, 2018, we adopted the new trading symbol GHHHD. After 20 business days, the symbol will change to GHHH. Our new CUSIP number will be 37891G108.

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

Results of Operations

The Company recorded $0 and $3,900 in revenue during the nine months ended January 31, 2018 and 2017, respectively. We have not earned significant revenues from our inception on March 29, 2016, (inception) through January 31, 2018 to offset expenses, resulting in an accumulated deficit of $39,866 at January 31, 2018.

Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

	Three Months Ended January 31,
	2018	2017	Change
Revenue	$-	$-	$-
Operating Expenses	11,778	1,069	10,709
Net Loss	$(11,778)	$(1,069)	$(10,709)

Operating expenses for the three months ended January 31, 2018, consisted of general and administrative fees, and professional fees. The increase in net loss for the period ended January 31, 2018, was due to increased professional fees and increased general and administrative fees.

Nine Months Ended January 31, 2018 Compared to Nine Months Ended January 31, 2017

	Nine Months Ended January 31,
	2018	2017	Change
Revenue	$-	$3,900	$(3,900)
Operating Expenses	36,959	7,616	29,343
Net Loss	$(36,959)	$(3,716)	$(33,243)

Operating expenses for the nine months ended January 31, 2018, consisted of general and administrative fees, consulting fees, and professional fees. The increase in net loss for the period ended January 31, 2018, was primarily due to increased professional fees and increased consulting fees, as well as a decrease in revenues.

Liquidity and Capital Resources

Working Capital

	As at January 31, 2018	As at April 30, 2017
Total current assets	$1,425	$29,736
Total current liabilities	$13,228	$2,343
Working capital (deficit)	$(11,803)	$27,393

Cash Flows

	Nine Months Ended January 31,
	2018	2017
Net cash used in operating activities	$(34,532)	$(3,922)
Net cash used in investing activities	(5,100)	-
Net cash provided by financing activities	9,904	27,200
Increase (Decrease) in cash	$(29,728)	$23,278

We had cash of $0 as of January 31, 2018, compared to cash of $29,728 as of April 30, 2017, other assets of $0 as of January 31, 2018 compared to other assets of $5,600 as of April 30, 2017, and prepaid expenses of $1,425 as of January 31, 2018, compared to prepaid expenses of $8 as of April 30, 2017. We had a working capital deficit of $11,803 as of January 31, 2018, compared to working capital of $27,393 as of April 30, 2017.

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

Operating Activities

Net cash used in operating activities during the nine months ended January 31, 2018 was $34,532, compared to $3,922 net cash used in operating activities during the nine months period ended January 31, 2017. Net cash used in operating activities during the nine months ended January 31, 2018 consisted of a net loss of $36,959, prepaid expenses of $1,417, depreciation expense of $616, and an increase in accounts payable and accrued liabilities of $3,228.

Investing Activities

Net cash used in investing activities during the nine months ended January 31, 2018, was $5,100, compared to $0 net cash used in investing activities outflow during the nine months ended January 31, 2017. Net cash used in investing activities for the nine months ended January 31, 2018, was related to the purchase of property, plant and equipment for $5,100. All property, plant and equipment totaling $10,084 has been transferred to the previous sole shareholder.

Financing Activities

Cash provided by financing activities during the nine months ended January 31, 2018, was $9,904 as compared to $27,200 in cash provided by financing activities during the nine month period ended January 31, 2017. The $9,904 cash provided by financing activities during the nine months ended January 31, 2018 was related to $10,000 proceeds from loan from related parties and $96 paid to the previous sole shareholder.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL HOUSE HOLDINGS LTD. (FORMERLY KOLDECK INC.)
(Registrant)

Dated: April 6, 2018	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

