Form 10-K
period 2018-04-30
GLOBAL HOUSE HOLDINGS LTD.
filed 2018-09-11
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-213744

GLOBAL HOUSE HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No 9, Alley 27, Section 4, Renai Road Daan District, Taipei, Taiwan
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 852-5238-9111

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

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
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2017, the last business day of the Registrant's most recently completed second fiscal quarter was $110,075 based on a $0.0425 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

111,800,000 common shares as of September 5, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and "our company" mean Global House Holdings Ltd., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on March 29, 2016. We are engaged in the business of content writing and editing services.

On October 26 2017, our Board of Directors approved a forward stock split of our issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share, increasing of our authorized capital from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. Correspondingly, our issued and outstanding capital increased from 5,590,000 shares of common stock to 111,800,000 shares of common stock. The $0.001 par value of our common shares remained unchanged. The forward stock split was payable upon surrender and no fractional shares were issued. Fractional shares were rounded up.

Also on October 26, 2017, our board of directors approved an agreement and plan of merger for the purposes of changing our corporate name from Koldeck Inc. to Global House Holdings Ltd. Pursuant to the agreement and plan of merger, our company merged with our wholly-owned subsidiary Global House Holdings Ltd., a Nevada corporation. Koldeck Inc. remained the surviving company of the merger, continuing under the name Global House Holdings Ltd.

The resolutions of our Board of Directors approving the above described forward stock split and name change were subject to the prior approval of the Financial Industry Regulatory Authority (FINRA). On January 31, 2018, in anticipation of FINRA approval, we filed a Certificate of Change and Articles of Merger with the Nevada Secretary of State to give effect to the forward stock split and name change. The name change and forward stock split were subsequently approved by FINRA on March 29, 2018 with a market effective date of April 3, 2018. As a result, effective April 3, 2018, we adopted the new trading symbol GHHHD. After 20 business days, the symbol changed to GHHH. Our new CUSIP number is 37891G108.

Our business and corporate address is No. 9, Alley 27, Section 4, Renai Road, Daan District, Tapei, Taiwan and our telephone number is +852 5238 9111.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Our main business activity is content writing and editing services. We plan to deliver our services to both individuals and companies, as well as to printed or digital newspapers and magazines. Our main objective is to provide our customers with a quality service of text composing and editing of written materials. As additional services we may offer help with illustrating and designing book covers, as we plan to hire professional designers if business turns out profitable. We plan to write the texts based on data provided by our customers by mail, by phone or directly in person during the interviews. We also plan to deliver services on writing creative texts such as pieces of fiction, poetry, blog posts, and articles for magazines or newspapers. We also plan to deliver texts not related to fiction such as business proposals, presentations, bids, customer offers and letters. We also plan to offer editing and rewriting services. We also plan to carry out the jobs of editing or rewriting texts to make them more appealing to the final reader, as well as to make them look professionally-written. As business grows we may change our services to the needs of the markets or to the needs of the company or to meet the requirements of our customers.

Principal Products or Services and their Markets

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

Packages may include: composing texts, searching data to compose the text, proofreading and editing of the ready texts. The price for the package will be determined by the average market price for the similar services adding the price of editing, proofreading or amount of data per article to search. To meet the maximum of our customers needs we expect the prices of every package to be negotiable and based on the specification of a certain project. For some additional fee we also intend to provide services on promoting our customers’ books on Amazon, iBooks and similar services.

We expect to receive orders online from our website as our customers may reside in any remote location. As such, we intend to target the broad international public. We plan to use chatbots on the website to collect the orders from clients for our managers. If data in the order is insufficient the customers may be contacted via mail or directly by phone. Managers sort out the orders and hand them to the writers. We can expect to hire freelancers to work for us at a certain stage of development or whenever there is a need for additional workforce. We can expect those freelancers to interview our customers in order to write the texts corresponding to the customer’s needs.

Our principal services may be split into the following groups:

Creative writing - assistance in writing complete books, manuscripts, biographies, stage plays or screenplays, plots, or outlines for the works mentioned;

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

Competition and Competitive Strategy

There are many content writing and editing service companies in the market. It is a very competitive market.

We expect to compete as a freelance content writing and editing services company in the Creative Writing, Business Writing, Editing, and Publishing markets.

Currently, our competitive position within the industry is negligible in light of the fact that we are a start up company.

However, we plan on being competitive with the following attributes:

•	Perfermance
•	Flexibility
•	Price

Businesses have to stay ahead of their competitors by advertising and marketing their products. They have to come up with novel ad campaigns and catchy marketing slogans. This requires innovation and an ability to produce great marketing collateral time and again to attract consumers and remain competitive in the market.

Our goal is to efficiently market products/services and thereby increase one’s our business and value.

In order to stay competitive we also plan to offer a lot more writing services such as:

○	Business Writing

○	Proofreading

○	Content Writing

○	Content Editing

○	Technical Writing

○	SEO Content Writing

○	Rewriting

○	Copywriting

○	Article Writing

○	Writing Business Blogs

○	Review Summary Writing

Marketing Strategy

We plan to market our services through the internet. Another element of distribution is our plan to work with established content and editing companies. This will provide access to their distribution channels and reduce our marketing costs. Our customer is defined as any organization or individual that has a need for content and editing services we provide.

Our marketing strategy is diverse and will include a range of promotional communications:

1. Professional networking

Alliances with content writing and editing companies that have industry credibility, presence, and distribution is a key to our strategy.

Attending meetings and seminars that will increase our visibility in the market.

2. Online marketing.

In order to attract customers and promote products through our website. We will also market through online advertisements.

For online and website advertising we will use the following methods:

•	Link our site to free web directories
•	Use shared online advertisement facilities
•	Advertise through classified ads
•	Implement SEO strategies to our website

3. Presentations for existing and potential customers.

We will organize onsite presentations for prospective clients with sample demonstrations

4. Free services for community and charity events

We will organize community and charity events in line with the Company’s business.

5. Traditional advertising

We will advertise through local and global classified ads and social networking.

Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that have not already been announced.

Dependence on Limited Customers

We are not dependent upon any specific customers at this time.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval. Local government rules may dictate the need for a business license.

Research and Development during Our Last Two Fiscal Years

We have not in the past two years conducted any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

Our Employees

We have no employees. Our officers and sole director furnish their time to the development of our company at no cost. We do not foresee hiring any employees in the near future. We will engage independent contractors as required to assist us in developing our business.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal business and corporate address is No. 9, Alley 27, Section 4, Renai Road, Daan District, Tapei, Taiwan. This office is provided to us by our President at no cost.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equity Securities

Our common shares are listed for quotation on the OTC Markets under the symbol “GHHH.”.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High $	Low $
April 30, 2018	2.52	0.05
January 31, 2018	2.50	0.085
October 31, 2017	1.76	0.01
July 31, 2017	(1)	(1)

_____________

(1)	Our shares of common stock was listed for quotation on May 17, 2017, our first trade did not occur until October 13, 2017.

Our shares are issued in registered form. National Issuer Services Ltd, 760 – 777 Hornby Street, Vancouver, Britsh Columbia (Telephone: (604) 559-8880; Facsimile: (604) 559-8908) is the registrar and transfer agent for our common shares.

On September 5, 2018, the shareholders’ list showed 29 registered shareholders with 111,800,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended April 30, 2018, which are included herein.

Our operating results for the year ended April 30, 2018, for the year ended April 30, 2017 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	April 30
	2018	2017	Changes

Revenues	$-	$13,600	$(13,600)
Operating Expenses	(47,731)	(15,613)	(32,118)
Loss From Operations	(47,731)	(2,013)	(45,718)
Net Loss	$(47,731)	$(2,013)	$(45,718)

Our consolidated financial statements report a net loss of $47,731 for the year ended April 30, 2018 compared to a net loss of $2,013 for the year ended April 30, 2017. Our losses have increased by $45,718, primarily as a result of the increase in operating expense.

Our operating expenses for the year ended April 30, 2018 were $47,731 compared to $15,613 as of April 30, 2017. The increase in operating expenses was primarily as a result of the increase in consulting fees and legal fees to fulfill the SEC filing and legal requirement.

Liquidity and Financial Condition

Working Capital

	April 30	April 30
	2018	2017

Current Assets	$403	$29,736
Current Liabilities	$22,978	$2,343
Working Capital (Deficiency)	$(22,575)	$27,393

Cash Flows

	Year Ended
	April 30
	2018	2017

Cash Flows used in Operating Activities	$(45,750)	$(1,922)
Cash Flows used in Investing Activities	(5,100)	(5,600)
Cash Flows provided by Financing Activities	21,122	27,200
Net increase (decrease) in cash during period	$(29,728)	$19,678

Our total current assets as of April 30, 2018 were $403 as compared to total current assets of $29,736 as of April 30, 2017. The decrease was primarily due to the decrease in cash and cash equivalents.

Our total current liabilities as of April 30, 2018 were $22,978 as compared to total current liabilities of $2,343 as of April 30, 2017. The increase was primarily due to the increase in amount due to the director for increased advances made to the Company.

Operating Activities

Net cash used in operating activities was $45,750 for the year ended April 30, 2018 compared with net cash used in operating activities of $1,922 in the same period in 2017.

During the year ended April 30, 2018, the net cash used in operating activities was attributed to net loss of $47,731, increased by an increase in prepaid expenses of $395, and was reduced by depreciation of $616 and an increase in accounts payable and accrued liabilities of $1,760.

During the year ended April 30, 2017, the net cash used in operating activities was attributed to net loss of $2,013, reduced by a decrease in prepaid expenses of $91.

Investing Activities

Net cash used in investing activities was $5,100 for the year ended April 30, 2018 from the purchase of property, plant and equipment compared to net cash used in investing activities of $5,600 from the purchase of property, plant and equipment in the same period in 2017.

Financing Activities

Net cash from financing activities was $21,122 for the year ended April 30, 2018 compared to $27,200 provided by financing activities in the same period in 2017.

During the year ended April 30, 2018, the net cash provided by financing activities was attributed to proceeds from loan from shareholders of $21,218, offset by the repayment of debt to the previous sole shareholder of $96.

During the year ended April 30, 2017, the net cash provided by financing activities was attributed to proceeds from the issuance of common stock of $25,900 and proceeds from loan from shareholders of $1,300.

Cash Requirements

As of April 30, 2018, we had cash on hand of $0. During the year ended April 30, 2018, we received advances from our director of $21,218. During the year ended April 30, 2017, we received advances from our director of $1,300. During the year ended April 30, 2017, we received $25,900 from the issuance of common stock. As of the date of this report, we have generated $13,600 revenue from our business operations from date of inception through April 30, 2018.

We will require additional funds for our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	70,000
Transfer agent fees	5,000
Professional fees	19,000
Total	94,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $ 94,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our future operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We intend to finance operating costs over the next twelve months through continued financial support from our shareholders and private placements of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America ("US GAAP").

Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, our company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Our company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2018, our bank deposits did not exceed the insured amounts.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Consolidated financial statements and Supplementary Data

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Global House Holdings, Ltd.

Taipei, Taiwan

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Start Scientific, Inc., (the “Company”) as of April 30, 2018 and 2017, the related consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since March 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 11, 2018

1438 North US Highway 89 #120, Farmington, UT 84025 | p: (801) 447-9572 | f: (801) 447-9578 | www.pinncpas.com

Item 1. Consolidated financial statements

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$-	$29,728
Prepaid expenses	403	8
Total Current Assets	403	29,736

Property, Plant, and Equipment	-	5,600

TOTAL ASSETS	$403	$35,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	1,760	-
Due to related party	21,218	2,343
Total Current Liabilities	22,978	2,343

Total Liabilities	22,978	2,343

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 and 251,800,000 shares issued and outstanding, respectively	111,800	251,800
Additional paid-in capital (deficiency)	(83,737)	(215,900)
Accumulated deficit	(50,638)	(2,907)
Total Stockholders' Equity (Deficit)	(22,575)	32,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$403	$35,336

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	April 30,
	2018	2017

Revenues	$-	$13,600

Operating Expenses
General and administrative	47,731	15,613
Total Operating Expenses	47,731	15,613

Net Loss	$(47,731)	$(2,013)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	142,868,493	218,073,420

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
			paid-in
	Common stock		capital	Accumulated
	Shares	Amount	(deficiency)	Deficit	Total

*Balance, April 30, 2016	200,000,000	$200,000	$(190,000)	$(894)	$9,106
Common stock issued for cash	51,800,000	51,800	(25,900)	-	25,900
Net loss for the period	-	-	-	(2,013)	(2,013)
Balance, April 30, 2017	251,800,000	$251,800	$(215,900)	$(2,907)	$32,993
Common shares cancelled	(140,000,000)	(140,000)	140,000	-	-
Forgiveness of related party loans	-	-	2,247	-	2,247
Fixed assets transferred to previous sole officer and director	-	-	(10,084)	-	(10,084)
Net loss for the period	-	-	-	(47,731)	(47,731)
Balance, April 30, 2018	111,800,000	$111,800	$(83,737)	$(50,638)	$(22,575)
* retrospectively reflect forward stock split 20:1

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

STATEMENTS OF CASH FLOWS

	Years Ended
	April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,731)	$(2,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, net	616	-
Changes in operating assets and liabilities:
Prepaid expenses	(395)	91
Accounts payable and accrued liabilities	1,760	-
Net cash used in Operating Activities	(45,750)	(1,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,100)	(5,600)
Net cash used in Investing Activities	(5,100)	(5,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt to previous sole shareholder	(96)	-
Proceeds from loan from shareholders	21,218	1,300
Proceeds from sale of common stock	-	25,900
Net cash provided by Financing Activities	21,122	27,200

Net cash increase (decrease) for period	(29,728)	19,678
Cash at beginning of period	29,728	10,050
Cash at end of period	$-	$29,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of common shares	$140,000	$-
Fixed assets transferred to previous sole officer and director	$10,084	$-
Forgiveness of related party loans	$2,247	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL HOUSE HOLDINGS LTD.

(FORMERLY KOLDECK INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

GLOBAL HOUSE HOLDINGS LTD. (formerly KOLDECK INC.) (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 29, 2016. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

On April 2, 2018, the Company approved an agreement and plan of merger for the purposes of changing our corporate name from Koldeck Inc. to Global House Holdings Ltd. Pursuant to the agreement and plan of merger, our company merged with our wholly-owned subsidiary Global House Holdings Ltd., a Nevada corporation. Koldeck Inc. remained the surviving company of the merger, continuing under the name Global House Holdings Ltd. The name change, as well as a 20:1 forward stock split, was approved by FINRA and effective April 3, 2018 (Note 4). Unless otherwise noted, impacted amounts and share information included in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split as if it had occurred on the first day of the earliest period presented.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements as of April 30, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to April 30, 2018 of $50,638. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30, 2018.

Use of Estimates

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2018, the Company's bank deposits did not exceed the insured amounts.

Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and debts. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations (see Note 6).

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 4 – CAPITAL STOCK

As of April 30, 2018, and April 30, 2017, the Company had 111,800,000, and 251,800,000 shares issued and outstanding, respectively.

On July 20, 2017, the sole officer and director of the Company returned and cancelled 140,000,000 common shares.

On October 26, 2017, our Board of Directors approved a forward stock split of the issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share. The forward stock split was effective April 3, 2018 and resulted in the increase of our authorized capital from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. The issued and outstanding capital increased from 5,590,000 shares of common stock to 111,800,000 shares of common stock. The $0.001 par value of our common shares remains unchanged. Unless otherwise noted, impacted amounts and share information included in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split as if it had occurred on the first day of the earliest period presented.

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

From March 29, 2016 (Inception) through April 30, 2018, the Company’s previous sole officer and director loaned the Company $2,343 to pay for incorporation costs and operating expenses. During the period ended April 30, 2018, upon the transfer of ownership to the new officer and director, the Company transferred the property, plant and equipment with a net book value of $10,084 to the prior officer and director, along with cash payment of $96. The prior officer and director forgave the remaining outstanding debt of $2,247.

During the year ended April 30, 2018, the Company’s new sole officer and director loaned the Company $21,218 to pay for operating expenses. The amounts are non-interest bearing and due on demand. As of April 30, 2018, $21,218 is outstanding.

NOTE 6 – INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended April 30, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of April 30, 2018 and April 30, 2017 are as follows:

	April 30,	April 30,
	2018	2017
Net operating loss carryforward	$(50,638)	$(2,907)
Effective tax rate	21%	34%
Deferred tax asset	(10,634)	(988)
Less: Valuation allowance	10,634	988
Net deferred asset	$-	$-

The change in the valuation allowance during the years ended April 30, 2018 and 2017 was $9,646 and $988, respectively.

As of April 30, 2018, the Company had $50,638 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2033 and 2038. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2018 are subject to review by the tax authorities.

The changes in deferred tax assets related to the changes in tax rates are as follows:

	Tax Rate at 21%	Tax Rate at 34%	Changes

Year Ended April 30, 2017	$(423)	$(684)	$262
Year Ended April 30, 2018	$(10,024)	$(16,229)	$6,205

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our President and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jian Han Chen	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	33	October 16, 2017
Chun Hao Chen	Secretary	41	October 16, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jian Han Chen – President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Jian Han Chen, is an executive director, and food processing and operations specialist. He is a graduate of the National Taiwan University where he received his Masters in Agriculture Food Economics. Mr. Chen started his career in working with technologies to extend the reach of agriculture to new areas of the economy in Asia.

Since 2010, he has been the CEO of LifeTech Food Industries, a private consulting firm that educates local mid-tier farmers in China on cutting edge technologies related to food cultivation and processing. He has advocated technologies such as equipment telematics, livestock biometrics, and infrastructural health sensors along with precision agriculture, vertical farming and synthetic biology.

Mr. Chen is passionate about global health issues related to food processing and has devoted more than 15 years to the field. He continues to steer various public awareness campaigns related to sustainable food consumption and emerging agriculture technologies.

Our company believes that Mr. Chen's business experience gives him the qualifications and skills to serve as a director and officer of our company.

Chun Hao Chen – Secretary

Chun Hao Chen is a co-founder and currently the Managing Director of Aria Standard Holdings – a non-diversified closed-end fund whose primary investment objective is to purchase interests in public and private companies, sector specific to the Pharmaceutical Cannabis industry.

Mr. Chen has a wide range of executive management experience with expertise in business operations, financial market analysis and early stage angel investments. He currently sits on the Board of Directors of Yang Ming Shan Gas Co., Leixin Construction Engineering Co., BES Engineering and Bing Dian Company Limited. His wide range and deep knowledge of businesses across a wide range of sectors makes him a valuable asset to many companies.

Mr. Chen is a Senior Member of the Rotary Clubs International of Taiwan and Senior Member of the Lions Club International of Taiwan. He has advised for senior government officials in the People’s Republic of China (PRC) on international trade delegations to Canada and continues to mediate relationships between international organizations primarily in S.E. Asia and the PRC.

Our company believes that Mr. Chen's business experience gives him the qualifications and skills to serve as an officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

Jian Han Chen and Chung Hao Chen are siblings.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Jian Han Chen(1) President, CEO, CFO,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Chun Hao Chen(2)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Svetlana Mazur(3) Former President, CEO, CFO,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

__________

1)	Jian Han Chen was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on October 16, 2017.

2)	Chun Hao Chen was appointed Secretary on October 16, 2017.

3)	Svetlana Mazur resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on October 16, 2017.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 5, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jian Han Chen No 9, Alley 27, Section 4, Renai Road Daan District, Taipei, Taiwan	60,000,000 common stock Direct	53.67%
Chun Hao Chen No 9, Alley 27, Section 4, Renai Road Daan District, Taipei, Taiwan	Nil	0
Directors and Executive Officers as a Group	60,000,000 common stock	53.67%

23

_________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 5, 2018. As of September 5, 2018 there were 111,800,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

From March 29, 2016 (Inception) through April 30, 2018, the Company’s previous sole officer and director loaned the Company $2,343 to pay for incorporation costs and operating expenses. During the period ended April 30, 2018, upon the transfer of ownership to the new officer and director, the Company transferred the property, plant and equipment with a net book value of $10,084 to the prior officer and director, along with cash payment of $96. The prior officer and director forgave the remaining outstanding debt of $2,247.

During the year ended April 30, 2018, the Company’s new sole officer and director loaned the Company $21,218 to pay for operating expenses. The amounts are non-interest bearing and due on demand. As of April 30, 2018, $21,218 is outstanding.

Director Independence

We currently act with one director, Jian Han Chen.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2018 and for fiscal year ended April 30, 2017 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2018	April 30, 2017
*Audit Fees <Pinaki>	$750	$3,750
*Audit Fees <Pinnacle>	4,000	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$4,750	$3,750

*On March 20, 2018, Board of Directors of the Registrant dismissed Pinaki & Associates, LLC, its independent registered public accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as its new independent registered accounting firm.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Consolidated financial statements

(1)	Consolidated financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1	3.1	September 22, 2016
3.2	By-Laws	S-1	3.2	September 22, 2016
3.3	Articles of Merger filed with the Nevada Secretary of State on January 31, 2018	8-K	3.1	March 29, 2018
3.4	Certificate of Change filed with the Nevada Secretary of State on January 31, 2018	8-K	3.2	March 29, 2018
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith. ** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Global House Holdings Ltd.
(Registrant)

Dated: September 11, 2018	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 11, 2018	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

