Form 10-Q
period 2018-07-31
GLOBAL HOUSE HOLDINGS LTD.
filed 2018-09-19
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-213744

GLOBAL HOUSE HOLDNGS LTD.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

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

111,800,000 common shares issued and outstanding as of September 18, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Interim Financial Statements

GLOBAL HOUSE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2018	2018
ASSETS
Current Assets:
Prepaid expenses	$21,579	$403
Total Current Assets	21,579	403

TOTAL ASSETS	$21,579	$403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	828	1,760
Due to related party	50,768	21,218
Total Current Liabilities	51,596	22,978

Total Liabilities	51,596	22,978

Stockholders' Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 and 111,800,000 shares issued and outstanding, respectively	111,800	111,800
Additional paid-in capital (deficiency)	(83,737)	(83,737)
Accumulated deficit	(58,080)	(50,638)
Total Stockholders' Deficit	(30,017)	(22,575)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,579	$403

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2018	2017

Revenues	$-	$-

Operating Expenses
General and administrative	7,442	10,688
Total Operating Expenses	7,442	10,688

Net Loss	$(7,442)	$(10,688)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,800,000	111,800,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,442)	$(10,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, net	-	616
Changes in operating assets and liabilities:
Prepaid expenses	(21,176)	-
Accounts payable and accrued liabilities	(932)	-
Net cash used in Operating Activities	(29,550)	(10,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(5,100)
Net cash used in Investing Activities	-	(5,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholders	29,550	-
Net cash provided by Financing Activities	29,550	-

Net cash decrease for period	-	(15,172)
Cash at beginning of period	-	29,728
Cash at end of period	$-	$14,556

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

GLOBAL HOUSE HOLDINGS LTD. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 29, 2016. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

On April 2, 2018, the Company approved an agreement and plan of merger for the purposes of changing our corporate name from Koldeck Inc. to Global House Holdings Ltd. Pursuant to the agreement and plan of merger, our company merged with our wholly-owned subsidiary Global House Holdings Ltd., a Nevada corporation. Koldeck Inc. will remained the surviving company of the merger, continuing under the name Global House Holdings Ltd. The name change, as well as a 20:1 forward stock split, was approved by FINRA and effective April 3, 2018 (Note 4). Unless otherwise noted, impacted amounts and share information included in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split as if it had occurred on the first day of the earliest period presented.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended April 30, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 11, 2018.

NOTE 2 – GOING CONCERN

The Company’s consolidated condensed interim financial statements as of July 31, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to July 31, 2018 of $58,080. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These consolidated condensed interim financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2018, the Company's bank deposits did not exceed the insured amounts.

Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and debts. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive instruments outstanding during the periods presented.

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

NOTE 4 – CAPITAL STOCK

As of July 31, 2018, and April 30, 2018, the Company had 111,800,000 shares issued and outstanding.

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

During the three months ended July 31, 2018 and 2017, the Company’s sole officer and director loaned the Company $29,550 and $0, respectively, to pay for operating expenses.

The amounts are non-interest bearing and due on demand. As of July 31, 2018, $50,768 is outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated condensed interim financial statements were issued. Based on our evaluation no other material subsequent events have occurred that require disclosure.

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

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we,” “us,” “our” and “our company” mean Global House Holdings Ltd., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on March 29, 2016, under the name "Koldeck Inc." We are engaged in the business of content writing and editing services.

On October 26 2017, our Board of Directors approved a forward stock split of our issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share. As a result, our authorized capital would incrase from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. Correspondingly, our issued and outstanding capital would increase from 5,590,000 shares of common stock to 111,800,000 shares of common stock, with no change to our par value.

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

The resolutions of our Board of Directors approving the above-described forward stock split and name change were subject to the prior approval of the Financial Industry Regulatory Authority (FINRA). On January 31, 2018, in anticipation of FINRA approval, we filed a Certificate of Change and Articles of Merger with the Nevada Secretary of State to give effect to the forward stock split and name change. The name change and forward stock split were subsequently approved by FINRA on March 29, 2018 with a market effective date of April 3, 2018. As a result, effective April 3, 2018, we adopted the new trading symbol GHHH.

Our business and corporate address is No. 9, Alley 27, Section 4, Renai Road, Daan District, Tapei, Taiwan and our telephone number is +852 5238 9111.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Our main business activity is content writing and editing services. We plan to deliver our services to both individuals and companies, as well as to printed or digital newspapers and magazines. Our main objective is to provide our customers with a quality service of text composing and editing written materials. As additional services, we may offer help with illustrating and designing of book covers, as we plan to hire professional designers if business turns out profitable. We plan to write the texts based on data provided by our customers by mail, by phone or directly in person during interviews. We also plan to deliver services on writing creative texts such as pieces of fiction, poetry, blog posts and articles for magazines or newspapers. We also plan to deliver texts unrelated to fiction, such as business proposals, presentations, bids, customer offers and letters. We also plan to offer turning drafts of our customers into concise texts by editing or rewriting. We will also edit or rewrite texts to make them more appealing to the final reader, as well as to make them look professionally-written. As business grows, we may change our services to the needs of the markets or to the needs of the Company, or to meet the requirements of our customers.

Results of Operations

We have earned minimal revenues from our inception on March 29, 2016 (inception) through July 31, 2018.

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

	Three Months Ended
	July 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Operating Expenses	(7,442)	(10,688)	3,246
Loss From Operations	(7,442)	(10,688)	3,246
Net Loss	$(7,442)	$(10,688)	$3,246

Our consolidated condensed interim financial statements report a net loss of $7,442 for the three months ended July 31, 2018 compared to a net loss of $10,688 for the three months ended July 31, 2017. Our losses have decreased by $3,246, primarily as a result of the decrease in operating expenses.

Liquidity and Capital Resources

Working Capital

	July 31,	April 30,
	2018	2017

Current Assets	$21,579	$403
Current Liabilities	$51,596	$22,978
Working Capital (Deficiency)	$(30,017)	$(22,575)

Cash Flows

	Three Months Ended
	July 31,
	2018	2017

Cash Flows used in Operating Activities	$(29,550)	$(10,072)
Cash Flows used in Investing Activities	-	(5,100)
Cash Flows provided by Financing Activities	29,550	-
Net increase (decrease) in cash during period	$-	$(15,172)

Our total current assets as of July 31, 2018 were $21,579 as compared to total current assets of $403 as of April 30, 2018 due to the increase in prepaid expenses.

Our total current liabilities as of July 31, 2018 were $51,596 as compared to total current liabilities of $22,978 as of April 30, 2018. The increase was primarily due to the increase in amount due to the director for increased advances made to the Company.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended April 30, 2018, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities was $29,550 for the three months ended July 31, 2018 compared with net cash used in operating activities of $10,072 in the same period in 2017.

During the three months ended July 31, 2018, the net cash used in operating activities was attributed to net loss of $7,442, increased by an increase in prepaid expenses of $21,176 and a decrease in accounts payable and accrued liabilities of $932.

During the three months ended July 31, 2017, the net cash used in operating activities was attributed to net loss of $10,688, reduced by depreciation expense of $616.

Investing Activities

During the three months ended July 31, 2018, we did not use any funds in investing activities. During the three months ended July 31, 2017, net cash used in investing activities was $5,100 from the purchase of property, plant and equipment.

Financing Activities

During the three months ended July 31, 2018, net cash from financing activities was $29,550 attributed to proceeds from loan from shareholders. During the three months ended July 31, 2017, we did not receive any funds from financing activities.

Cash Requirements

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us. Currently we do not have any inventory.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our consolidated condensed interim financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our consolidated condensed interim financial statements which could lead to a restatement of those consolidated financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

__________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HOUSE HOLDINGS LTD.
(Registrant)

Dated: September 19, 2018	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

