Form 10-Q
period 2018-10-31
GLOBAL HOUSE HOLDINGS LTD.
filed 2018-12-13
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

111,800,000 common shares issued and outstanding as of December 13, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

GLOBAL HOUSE HOLDINGS LTD.

BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2018	2018
ASSETS
Current Assets:
Prepaid expenses	$21,888	$403
Total Current Assets	21,888	403

TOTAL ASSETS	$21,888	$403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	650	1,760
Due to related party	72,268	21,218
Total Current Liabilities	72,918	22,978

Total Liabilities	72,918	22,978

Stockholders' Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 shares issued and outstanding	111,800	111,800
Additional paid-in capital (deficiency)	(83,737)	(83,737)
Accumulated deficit	(79,093)	(50,638)
Total Stockholders' Deficit	(51,030)	(22,575)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,888	$403

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	21,013	14,493	28,455	25,181
Total Operating Expenses	21,013	14,493	28,455	25,181

Net Loss	$(21,013)	$(14,493)	$(28,455)	$(25,181)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,800,000	111,800,000	111,800,000	181,039,140

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,455)	$(25,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	616
Changes in operating assets and liabilities:
Prepaid expenses	(21,485)	8
Accounts payable and accrued liabilities	(1,110)	-
Net cash used in Operating Activities	(51,050)	(24,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(5,100)
Net cash used in Investing Activities	-	(5,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt to previous sole shareholder	-	(96)
Proceeds from loan from shareholders	51,050	10,000
Net cash provided by Financing Activities	51,050	9,904

Net cash decrease for period	-	(19,753)
Cash at beginning of period	-	29,728
Cash at end of period	$-	$9,975

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of common shares	$-	$7,000
Net assets transferred to previous sole shareholder	$-	$7,837

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 11, 2018.

NOTE 2 – GOING CONCERN

The Company’s condensed interim financial statements as of October 31, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to October 31, 2018 of $79,093. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed interim financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2018, the Company's bank deposits did not exceed the insured amounts.

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

NOTE 4 – CAPITAL STOCK

As of October 31, 2018, and April 30, 2018, the Company had 111,800,000 shares issued and outstanding.

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

During the six months ended October 31, 2018 and 2017, the Company’s sole officer and director loaned the Company $51,050 and $0, respectively, to pay for operating expenses.

The amounts are non-interest bearing and due on demand. As of October 31, 2018 and April 30, 2018, $72,268 and $21,218, respectively, is outstanding.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at October 31, 2018 and April 30, 2018:

	October 31,	April 30,
	2018	2018
Legal Fees	$21,265	$-
Accounting Fees	623	-
Transfer Agent Fees	-	403
	$21,888	$403

NOTE 7– SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed interim financial statements were issued. Based on our evaluation no material subsequent events have occurred that require disclosure.

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

On October 26 2017, our Board of Directors approved a forward stock split of our issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share as a result, our authorized capital would increase from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. Correspondingly, our issued and outstanding capital would increase from 5,590,000 shares of common stock to 111,800,000 shares of common stock, with no change to our par value.

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

Our Current Business

Our main business activity is content writing and editing services. We plan to deliver our services to both individuals and companies, as well as to printed or digital newspapers and magazines. Our main objective is to provide our customers with a quality service of text composing and editing of written materials. As additional services we may offer help with illustrating and designing of book covers, as we plan to hire professional designers if business turns out profitable. We plan to write the texts based on data provided by our customers by mail, by phone or directly in person. We also plan to deliver services on writing creative texts such as pieces of fiction, poetry, blog posts, or articles for magazines or newspapers. We also plan to deliver texts unrelated to fiction, such as business proposals, presentations, bids, customer offers and letters. We also plan to offer turning drafts of our customers into concise texts by editing or rewriting. We also plan to carry out the jobs of editing or rewriting texts to make them more appealing to the final reader, as well as to make them look professionally-written. As business grows we may change our services to the needs of the markets or to the needs of the company or to meet the requirements of our customers.

Results of Operations

We have earned minimal revenues from our inception on March 29, 2016 (inception) through October 31, 2018, and $0 in revenue during the six months ended October 31, 2018 or 2017.

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

	Three Months Ended
	October 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Operating Expenses	(21,013)	(14,493)	(6,520)
Loss From Operations	(21,013)	(14,493)	(6,520)
Net Loss	$(21,013)	$(14,493)	$(6,520)

Our condensed interim financial statements report a net loss of $21,013 for the three months ended October 31, 2018 compared to a net loss of $14,493 for the three months ended October 31, 2017. Our losses have increased by $6,520, primarily as a result of an increase in professional fees to fulfill our SEC reporting requirements.

Six Months Ended October 31, 2018 Compared to Six Months Ended October 31, 2017

	Six Months Ended
	October 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Operating Expenses	(28,455)	(25,181)	(3,274)
Loss From Operations	(28,455)	(25,181)	(3,274)
Net Loss	$(28,455)	$(25,181)	$(3,274)

Our condensed interim financial statements report a net loss of $28,455 for the six months ended October 31, 2018 compared to a net loss of $25,181 for the six months ended October 31, 2017. Our losses have increased by $3,274, primarily as a result of an increase in professional fees to fulfill our SEC reporting requirements.

Liquidity and Capital Resources

Working Capital

	October 31,	April 30,
	2018	2018

Current Assets	$21,888	$403
Current Liabilities	$72,918	$22,978
Working Capital (Deficiency)	$(51,030)	$(22,575)

Cash Flows

	Six Months Ended
	October 31,
	2018	2017

Cash Flows used in Operating Activities	$(51,050)	$(24,557)
Cash Flows used in Investing Activities	-	(5,100)
Cash Flows provided by Financing Activities	51,050	9,904
Net increase (decrease) in cash during period	$-	$(19,753)

Our total current assets as of October 31, 2018 were $21,888 as compared to total current assets of $403 as of April 30, 2018 due to the increase in prepaid expenses.

Our total current liabilities as of October 31, 2018 were $72,918 as compared to total current liabilities of $22,978 as of April 30, 2018. The increase was primarily due to the increase in amount due to the director for increased advances made to the Company.

The report of our auditors on our audited financial statements for the fiscal year ended April 30, 2018, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved minimal operating revenues since our inception. We have been dependent on sales of equity securities and related party advances to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities was $51,050 for the six months ended October 31, 2018 compared with net cash used in operating activities of $24,557 in the same period in 2017.

During the six months ended October 31, 2018, the net cash used in operating activities was attributed to net loss of $28,455, increased by an increase in prepaid expenses of $21,485 and a decrease in accounts payable and accrued liabilities of $1,110.

During the six months ended October 31, 2017, the net cash used in operating activities was attributed to net loss of $25,181, reduced by depreciation expense of $616 and a decrease in prepaid expenses of $8.

Investing Activities

During the six months ended October 31, 2018, we did not use any funds in investing activities. During the six months ended October 31, 2017, net cash used in investing activities was $5,100 from the purchase of property, plant and equipment.

Financing Activities

During the six months ended October 31, 2018, net cash from financing activities was $51,050 attributed to proceeds from loans from shareholders. During the six months ended October 31, 2017, net cash from financing activities was $9,904 including proceeds from loans from shareholders of $10,000 offset by repayment of debt to previous sold shareholder of $96.

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

Future Financings

We anticipate continuing to rely on related party loans and equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

____________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HOUSE HOLDINGS LTD.
(Registrant)

Dated: December 13, 2018	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

