Form 10-Q
period 2019-01-31
GLOBAL HOUSE HOLDINGS LTD.
filed 2019-03-12
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-213744

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

111,800,000 common shares issued and outstanding as of March 11, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL HOUSE HOLDINGS LTD.

BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2019	2018
ASSETS
Current Assets:
Prepaid expenses	$21,070	$403
Total Current Assets	21,070	403

TOTAL ASSETS	$21,070	$403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	7,480	1,760
Due to related party	72,268	21,218
Total Current Liabilities	79,748	22,978

Total Liabilities	79,748	22,978

Stockholders' Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 shares issued and outstanding	111,800	111,800
Additional paid-in capital (deficiency)	(83,737)	(83,737)
Accumulated deficit	(86,741)	(50,638)
Total Stockholders' Deficit	(58,678)	(22,575)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,070	$403

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	7,648	11,778	36,103	36,959
Total Operating Expenses	7,648	11,778	36,103	36,959

Net Loss	$(7,648)	$(11,778)	$(36,103)	$(36,959)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,800,000	111,800,000	111,800,000	157,959,420

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,103)	$(36,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	616
Changes in operating assets and liabilities:
Prepaid expenses	(20,667)	(1,417)
Accounts payable and accrued liabilities	5,720	3,228
Net cash used in Operating Activities	(51,050)	(34,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(5,100)
Net cash used in Investing Activities	-	(5,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt to previous sole shareholder	-	(96)
Proceeds from loans from shareholders	51,050	10,000
Net cash provided by Financing Activities	51,050	9,904

Net cash decrease for period	-	(29,728)
Cash at beginning of period	-	29,728
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of common shares	$-	$140,000
Net assets transferred to previous sole shareholder	$-	$10,084

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 11, 2018.

NOTE 2 – GOING CONCERN

The Company’s condensed interim financial statements as of January 31, 2019, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (March 29, 2016) to January 31, 2019 of $86,741. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2019, the Company's bank deposits did not exceed the insured amounts.

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

NOTE 4 – CAPITAL STOCK

As of January 31, 2019 and April 30, 2018, the Company had 111,800,000 shares issued and outstanding.

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

During the nine months ended January 31, 2019 and 2018, the Company’s sole officer and director loaned the Company $51,050 and $10,000, respectively, to pay for operating expenses.

The amounts are non-interest bearing and due on demand. As of January 31, 2019 and April 30, 2018, $72,268 and $21,218, respectively, is outstanding.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018
Legal Fees	$21,070	$-
Transfer Agent Fees	-	403
	$21,070	$403

NOTE 7– SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed interim financial statements were issued. Based on our evaluation no material subsequent events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

General Overview

We were incorporated under the laws of the State of Nevada on March 29, 2016, under the name "Koldeck Inc." We were engaged in the business of content writing and editing services.

On October 26 2017, our Board of Directors approved a forward stock split of our issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share as a result, our authorized capital would incrase from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. Correspondingly, our issued and outstanding capital would increase from 5,590,000 shares of common stock to 111,800,000 shares of common stock, with no change to our par value.

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

Our business and corporate address is No. 9, Alley 27, Section 4, Renai Road, Daan District, Tapei, Taiwan and our telephone number is +852 5238 9111. We do not have a corporate website.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Our main business activity continues to be content writing and editing services. We plan to deliver our services to both individuals and companies, as well as to printed or digital newspapers and magazines. Our main objective is to provide our customers with a quality service of text composing and editing of written materials. As additional services we may offer help with illustrating and designing book covers, as we plan to hire professional designers if business turns out profitable. We plan to write texts based on data provided by our customers by mail, by phone or directly in person during interviews. We also plan to deliver services on writing creative texts such as pieces of fiction, poetry, blog posts, and articles for magazines or newspapers. We also plan to deliver texts not related to fiction, such as business proposals, presentations, bids, customer offers and letters. We also plan to offer turning drafts of our customers into concise texts by editing or rewriting. We also plan to carry out the jobs of editing or rewriting texts to make them more appealing to the final reader, as well as to make them look professionally written. If our business grows we may change our services to the needs of the markets or to the needs of the Company or to meet the requirements of our customers.

There are no assurances that The Company will be able to achieve any sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then the Company will not be able to continue and its business will fail.

The officers and directors have agreed to pay all costs and expenses of having the Company comply with the federal securities laws (and being a public company, should the Company be unable to do so). The Company's officers and directors have also agreed to pay the other expenses of the Company, should the Company be unable to do so. To continue its business plan, the Company will need to secure financing for its business development. the Company currently has no source for funding at this time.

If the Company is unable to raise additional funds to satisfy its reporting obligations, investors will no longer have access to current financial and other information about its business affairs, and alternatively the Company may seek other business opportunities and synergies to maintain its reporting requirements.

Management hopes to implement a sales distribution strategy to be operational by April 30, 2019 if additional funds can be raised and this includes the following components:

1. Social media and online advertising of $10,000

The Company sales strategy is to develop online exposure through the use of social media marketing and sending demonstrations of our service to both online bloggers and established online influencers.

Management anticipates incurring the following expenses during the next 12 month period:

Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to The Company's regulatory filings  throughout the year, as well as transfer agent fees, and general office expenses.

Management anticipates spending approximately $15,000 in complying with the Company's obligations as a reporting company with the Securities Exchange Commission. These expenses will consist of primarily of professional fees relating to the preparation of The Company's financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

Results of Operations

We have earned minimal revenues from our inception on March 29, 2016 (inception) through January 31, 2019, and $0 in revenue during the nine months ended January 31, 2019 or 2018.

Three Months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

	Three Months Ended
	January 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	(7,648)	(11,778)	4,130
Loss From Operations	(7,648)	(11,778)	4,130
Net Loss	$(7,648)	$(11,778)	$4,130

Our condensed interim financial statements report a net loss of $7,648 for the three months ended January 31, 2019 compared to a net loss of $11,778 for the three months ended January 31, 2018. Our losses have decreased by $4,130, primarily as a result of a decrease in legal fees and transfer agent fees.

Nine Months Ended January 31, 2019 Compared to nine Months Ended January 31, 2018

	Nine Months Ended
	January 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	(36,103)	(36,959)	856
Loss From Operations	(36,103)	(36,959)	856
Net Loss	$(36,103)	$(36,959)	$856

Our condensed interim financial statements report a net loss of $36,103 for the nine months ended January 31, 2019 compared to a net loss of $36,959 for the nine months ended January 31, 2018. Our losses have decreased by $856, primarily as a result of a decrease in legal fees, consulting fees and general administration expenses.

Liquidity and Capital Resources

Working Capital

	January 31,	April 30,
	2019	2018

Current Assets	$21,070	$403
Current Liabilities	$79,748	$22,978
Working Capital (Deficiency)	$(58,678)	$(22,575)

Cash Flows

	Nine Months Ended
	January 31,
	2019	2018

Cash Flows used in Operating Activities	$(51,050)	$(34,532)
Cash Flows used in Investing Activities	-	(5,100)
Cash Flows provided by Financing Activities	51,050	9,904
Net increase (decrease) in cash during period	$-	$(29,728)

Our total current assets as of January 31, 2019 were $21,070 as compared to total current assets of $403 as of April, 2018 due to the increase in prepaid expenses.

Our total current liabilities as of January 31, 2019 were $79,748 as compared to total current liabilities of $22,978 as of April 30, 2018. The increase was primarily due to the increase in amount due to the director for increased advances made to the Company and an increase in accounts payable and accrued liabilities.

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

Operating Activities

Net cash used in operating activities was $51,050 for the nine months ended January 31, 2019 compared with net cash used in operating activities of $34,532 in the same period in 2018.

During the nine months ended January 31, 2019, the net cash used in operating activities was attributed to net loss of $36,103, increased by an increase in prepaid expenses of $20,667, reduced by an increase in accounts payable and accrued liabilities of $5,720.

During the nine months ended January 31, 2018, the net cash used in operating activities was attributed to net loss of $36,959, increased by an increase in prepaid expenses of $1,417, reduced by depreciation expense of $616 and an increase in accounts payable and accrued liabilities of $3,228.

Investing Activities

During the nine months ended January 31, 2019, we did not use any funds in investing activities. During the nine months ended January 31, 2018, net cash used in investing activities was $5,100 from the purchase of property, plant and equipment.

Financing Activities

During the nine months ended January 31, 2019, net cash from financing activities was $51,050 attributed to proceeds from loans from shareholders. During the nine months ended January 31, 2018, net cash from financing activities was $9,904 including proceeds from loans from shareholders of $10,000 offset by repayment of debt to previous sold shareholder of $96.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL HOUSE HOLDINGS LTD.
(Registrant)

Dated: March 12, 2019	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

