Form 10-K
period 2019-04-30
GLOBAL HOUSE HOLDINGS LTD.
filed 2019-08-13
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-213744

GLOBAL HOUSE HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9, Alley 7, Section 4, Renai Road Daan District, Taipai, Taiwan
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 852-5238-9111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2018, was $10,360,000 based on a $0.20 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

111,800,000 shares of common stock as of August 7, 2019

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we,” “us,” “our” and "our company" mean Global House Holdings Ltd., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

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

Principal Products or Services and their Markets

We plan to deliver single pieces of texts or consecutive series of them, as well as texts in large volumes such as books. We hope it may turn economically beneficial for the newspapers or magazines from where we expect to get multiple orders. At the initial stages we may promote our services by writing guest posts on different web blogs or blogs of Internet magazines. We might expect more orders from them and start delivering articles. We also plan to sell services by packages.

Packages may include: composing texts, searching data to compose the text, proofreading and editing of the ready texts. The price for the package will be determined by the average market price for the similar services adding the price of editing, proofreading or amount of data per article to search. To meet the maximum of our customers’ needs we expect the prices of every package to be negotiable and based on the specification of a certain project. For additional fees we also intend to provide services on promoting our customers’ books on Amazon, iBooks and similar services.

We expect to receive orders online from our future website as our customers may reside in any remote location. As such, we intend to target the broad international public. We plan to use chatbots on the website to collect the orders from clients for our managers. If data in the order is insufficient the customers may be contacted via email or directly by phone. Managers sort out the orders and hand them to the writers. We can expect to hire freelancers to work for us at a certain stage of development or whenever there is a need for additional workforce. We can expect those freelancers to interview our customers in order to write the texts corresponding to the customer’s needs.

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

Currently, our competitive position within the industry is negligible in light of the fact that we are a start-up company.

However, we plan on being competitive with the following attributes:

•	Performance
•	Flexibility
•	Price

Businesses have to stay ahead of their competitors by advertising and marketing their products. They have to come up with novel ad campaigns and catchy marketing slogans. This requires innovation and an ability to produce great marketing collateral time and again to attract consumers and remain competitive in the market.

Our goal is to efficiently market products/services and thereby increase our business and value.

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

Research and Development during Our Last Two Fiscal Years

We have not in the past two years conducted any research and development activities. We do not anticipate conducting such activities in the near future.

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

Not Applicable.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol "GHHH." Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of August 7, 2019, we had 29 shareholders of record of our common stock with 11,800,000 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plans

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended April 30, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended April 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended April 30, 2019 and 2018, which are included herein.

We did not earn any revenues from our operations during the year ended April 30, 2019 or 2018.

Year Ended April 30, 2019 Compared to Year Ended April 30, 2018

	Year Ended
	April 30,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	(40,812)	(47,731)	6,919
Loss From Operations	(40,812)	(47,731)	6,919
Net Loss	$(40,812)	$(47,731)	$6,919

Our audited financial statements report a net loss of $40,812 for the year ended April 30, 2019 compared to a net loss of $47,731 for the year ended April 30, 2018. Our losses have decreased by $6,919, primarily as a result of a decrease in legal fees and transfer agent fees.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2019	2018

Current Assets	$20,358	$403
Current Liabilities	$83,745	$22,978
Working Capital (Deficiency)	$(63,387)	$(22,575)

Cash Flows

	Year Ended
	April 30,
	2019	2018

Cash Flows used in Operating Activities	$(51,050)	$(45,750)
Cash Flows used in Investing Activities	-	(5,100)
Cash Flows provided by Financing Activities	51,050	21,122
Net increase (decrease) in cash during period	$-	$(29,728)

Our total current assets as of April 30, 2019 were $20,358 as compared to total current assets of $403 as of April, 2018 due to the increase in prepaid expenses.

Our total current liabilities as of April 30, 2019 were $83,745 as compared to total current liabilities of $22,978 as of April 30, 2018. The increase was primarily due to the increase in amounts due to the director for increased advances made to the Company and an increase in accounts payable and accrued liabilities.

Operating Activities

Net cash used in operating activities was $51,050 for the year ended April 30, 2019 compared with net cash used in operating activities of $45,750 in the same period in 2018.

During the year ended April 30, 2019, the net cash used in operating activities was attributed to net loss of $40,812, increased by an increase in prepaid expenses of $19,955, reduced by an increase in accounts payable and accrued liabilities of $9,717.

During the year ended April 30, 2018, the net cash used in operating activities was attributed to net loss of $47,731, increased by an increase in prepaid expenses of $395, reduced by depreciation of $616 and an increase in accounts payable and accrued liabilities of $1,760.

Investing Activities

During the year ended April 30, 2019, we did not use any funds in investing activities. During the year ended April 30, 2018, net cash used in investing activities was $5,100 from the purchase of property, plant and equipment, which was subsequently transferred to the previous sole officer and director during the year ended April 30, 2018.

Financing Activities

During the year ended April 30, 2019, net cash from financing activities was $51,050 attributed to proceeds from loans from our sole officer. During the year ended April 30, 2018, net cash from financing activities was $21,122 including proceeds from loans from our sole officer of $21,218 offset by repayment of debt to our previous sole shareholder of $96.

Cash Requirements

As of April 30, 2019, we had no cash on hand. During the years ended April 30, 2019 and 2018, we received advances from our sole officer of $51,050 and $21,218, respectively. We did not generate any revenue from our business operations during the years ended April 30, 2019 and 2018.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	50,000
Transfer agent fees	5,000
Professional fees	20,000
Total	75,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $75,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements do not currently have and will not have a material effect on our company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Global House Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global House Holdings Ltd. (the “Company”) as of April 30, 2019 and 2018, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Farmington, UT

August 9, 2019

GLOBAL HOUSE HOLDINGS LTD.

BALANCE SHEETS

	April 30,	April 30,
	2019	2018
ASSETS
Current Assets:
Prepaid expenses	$20,358	$403
Total Current Assets	20,358	403

TOTAL ASSETS	$20,358	$403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	11,477	1,760
Due to related party	72,268	21,218
Total Current Liabilities	83,745	22,978

Total Liabilities	83,745	22,978

Stockholders' Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 shares issued and outstanding	111,800	111,800
Additional paid-in capital (deficiency)	(83,737)	(83,737)
Accumulated deficit	(91,450)	(50,638)
Total Stockholders' Deficit	(63,387)	(22,575)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,358	$403

The accompanying notes are an integral part of these audited financial statements

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2019	2018

Revenues	$-	$-

Operating Expenses
General and administrative	40,812	47,731
Total Operating Expenses	40,812	47,731
Loss from operations	(40,812)	(47,731)

Net Loss	$(40,812)	$(47,731)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,800,000	142,868,493

The accompanying notes are an integral part of these audited financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
			paid-in
	Common stock		capital	Accumulated
	Shares	Amount	(deficiency)	Deficit	Total

Balance, April 30, 2017	251,800,000	$251,800	$(215,900)	$(2,907)	$32,993
Common shares cancelled	(140,000,000)	(140,000)	140,000	-	-
Forgiveness of related party loans	-	-	2,247	-	2,247
Fixed assets transferred to previous sole officer and director	-	-	(10,084)	-	(10,084)
Net loss for the period	-	-	-	(47,731)	(47,731)
Balance, April 30, 2018	111,800,000	$111,800	$(83,737)	$(50,638)	$(22,575)
Net loss for the period	-	-	-	(40,812)	(40,812)
Balance, April 30, 2019	111,800,000	$111,800	$(83,737)	$(91,450)	$(63,387)

The accompanying notes are an integral part of these audited financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,812)	$(47,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	616
Changes in operating assets and liabilities:
Prepaid expenses	(19,955)	(395)
Accounts payable and accrued liabilities	9,717	1,760
Net cash used in Operating Activities	(51,050)	(45,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(5,100)
Net cash used in Investing Activities	-	(5,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt to previous sole shareholder	-	(96)
Proceeds from loan from shareholders	51,050	21,218
Net cash provided by Financing Activities	51,050	21,122

Net cash decrease for period	-	(29,728)
Cash at beginning of period	-	29,728
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of common shares	$-	$140,000
Net assets transferred to previous sole shareholder	$-	$10,084
Forgiveness of related party loans	$-	$2,247

 The accompanying notes are an integral part of these audited financial statements.

GLOBAL HOUSE HOLDINGS LTD.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2019

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is April 30.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $91,450. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At April 30, 2019 and 2018, the Company's did not have any cash.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which have or are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 4 – CAPITAL STOCK

As of April 30, 2019 and 2018, the Company had 111,800,000 shares of common stock issued and outstanding. The Company has not authorized or designated any preferred stock.

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

During the years ended April 30, 2019 and April 30, 2018, the Company’s sole officer and director loaned the Company $51,050 and $21,218, respectively, to pay for operating expenses.

The amounts are non-interest bearing and due on demand. As of April 30, 2019 and 2018, $72,268 and $21,218, respectively, is outstanding.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at April 30, 2019 and 2018:

	April 30,	April 30,
	2019	2018
Legal Fees	$20,358	$-
Transfer Agent Fees	-	403
	$20,358	$403

NOTE 7– INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of April 30, 2019 and 2018 are as follows:

	April 30,	April 30,
	2019	2018
Net operating loss carryforward	$(91,450)	$(50,638)
Effective tax rate	21%	21%
Deferred tax asset	(19,205)	(10,634)
Less: Valuation allowance	19,205	10,634
Net deferred asset	$-	$-

The change in the valuation allowance during the years ended April 30, 2018 and 2017 was $8,571 and $9,646, respectively. The effect of the change in the tax rate from 34% to 21% was a decrease in the deferred tax assets of $0 and $6,205 for the years ended April 30, 2019 and 2018, respectively.

As of April 30, 2019, the Company had $91,450 in net operating losses (“NOLs”) that may be available to offset future taxable income. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2019 are subject to review by the tax authorities.

NOTE 8– SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no material subsequent events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

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

Family Relationships

Jian Han Chen and Chung Hao Chen are siblings.

Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Jian Han Chen	2019	-	-	-	-	-	-	-	-
President, CEO, CFO, Treasurer and Director	2018	-	-	-	-	-	-	-	-

Chun Hao Chen	2019	-	-	-	-	-	-	-	-
Secretary	2018	-	-	-	-	-	-	-	-

Svetlana Mazur(1)	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, CEO, CFO, Treasurer and Director	2018	-	-	-	-	-	-	-	-

____________

(1)	Svetlana Mazur resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on October 16, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 7, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jian Han Chen No. 9, Alley 7, Section 4, Renai Road, Daan District, Taipei Taiwan	60,000,000 Common / Indirect(2)	53.67%
Chun Chao Chen No. 9, Alley 7, Section 4, Renai Road, Daan District, Taipei Taiwan	Nil	0%
Directors and Executive Officers as a Group	60,000,000	53.67%
Svetlana Mazur No. 9, Alley 7, Section 4, Renai Road, Daan District, Taipei Taiwan	60,000,000 Common / Indirect(2)	53.67%
5% Shareholders as a Group	60,000,000 Common	53.67%

____________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 7, 2019. As of August 7, 2019, there were 111,800,000 shares of our common stock issued and outstanding.

(2)

On October 16, 2017, Jian Han Chen acquired the 60,000,000 shares held by Svetlana Mazur. As of the date of this Annual Report, the shares have not been transferred, but are being recorded as being held indirectly by Ms. Mazur.

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses. The company does not have any arrangements for such issuances or arrangements at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the years ended April 30, 2019 and 2018, Jian Han Chen loaned the Company $51,050 and $21,218, respectively, to fund operations, resulting in $72,268 outstanding at April 30, 2019. The amounts are non-interest bearing and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2019 and for fiscal year ended April 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended April 30, 2019	Year Ended April 30, 2018

Audit Fees	$13,000	4,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$13,000	$4,750

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	September 22, 2016
3.2	By-Laws	S-1	3.2	September 22, 2016
3.3	Articles of Merger filed with the Nevada Secretary of State on January 31, 2018	8-K	3.1	March 29, 2018
3.4	Certificate of Change filed with the Nevada Secretary of State on January 31, 2018	8-K	3.2	March 29, 2018
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL HOUSE HOLDINGS LTD.

Dated: August 13, 2019	By:	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 13, 2019	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

