Form 10-Q
period 2019-07-31
GLOBAL HOUSE HOLDINGS LTD.
filed 2020-01-16
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

852-5238-9111
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES     ☒ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

111,800,000 shares of common stock as of January 16, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL HOUSE HOLDINGS LTD.

BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2019	2019
ASSETS
Current Assets:
Prepaid expenses	$19,062	$20,358
Total Current Assets	19,062	20,358

TOTAL ASSETS	$19,062	$20,358

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	17,377	11,477
Due to related party	72,268	72,268
Total Current Liabilities	89,645	83,745

Total Liabilities	89,645	83,745

Stockholders' Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 shares issued and outstanding	111,800	111,800
Additional paid-in capital (deficiency)	(83,737)	(83,737)
Accumulated deficit	(98,646)	(91,450)
Total Stockholders' Deficit	(70,583)	(63,387)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,062	$20,358

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2019	2018

Revenues	$-	$-

Operating Expenses
General and administrative	7,196	7,442
Total Operating Expenses	7,196	7,442
Loss from operations	(7,196)	(7,442)

Net Loss	$(7,196)	$(7,442)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,800,000	111,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND JULY 31, 2018

(Unaudited)

			Additional
			paid-in
	Common stock		capital	Accumulated
	Shares	Amount	(deficiency)	Deficit	Total

Balance, April 30, 2019	111,800,000	$111,800	$(83,737)	$(91,450)	$(63,387)
Net loss for the period	-	-	-	(7,196)	(7,196)
Balance, July 31, 2019	111,800,000	$111,800	$(83,737)	$(98,646)	$(70,583)

			Additional
			paid-in
	Common stock		capital	Accumulated
	Shares	Amount	(deficiency)	Deficit	Total

Balance, April 30, 2018	111,800,000	$111,800	$(83,737)	$(50,638)	$(22,575)
Net loss for the period	-	-	-	(7,442)	(7,442)
Balance, July 31, 2018	111,800,000	$111,800	$(83,737)	$(58,080)	$(30,017)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,196)	$(7,442)
Changes in operating assets and liabilities:
Prepaid expenses	1,296	(21,176)
Accounts payable and accrued liabilities	5,900	(932)
Net cash used in Operating Activities	-	(29,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	-	29,550
Net cash provided by Financing Activities	-	29,550

Net change in cash for period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

NOTES TO THE UFINANCIAL STATEMENTS

July 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the year ending April 30, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 13, 2019.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $98,646. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At July 31, 2019 and April 30, 2019, the Company's did not have any cash.

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

NOTE 4 – CAPITAL STOCK

As of July 31, 2019 and April 30, 2019, the Company had 111,800,000 shares of common stock issued and outstanding. The Company has not authorized or designated any preferred stock.

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

During the three months ended July 31, 2019 and July 31, 2018, the Company’s sole officer and director loaned the Company $NIL and $29,550, respectively, to pay for operating expenses.

The amounts are non-interest bearing and due on demand. As of July 31, 2019 and April 30, 2019, $72,268 is outstanding.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at July 31, 2019 and April 30, 2019:

	July 31,	April 30,
	2019	2019
Legal Fees	$19,062	$20,358

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, no material subsequent events have occurred that require disclosure, other than as below.

Subsequent to period ended July 31 2019 through the date of filing, the Company’s sole officer and director loaned the Company $24,480 to pay for operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Global House Holdings Ltd., unless otherwise indicated.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended July 31, 2019 and 2018, which are included herein.

We did not earn any revenues from our operations during the three months ended July 31, 2019 or 2018.

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

	Three Months Ended
	July 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	(7,196)	(7,442)	246
Loss From Operations	(7,196)	(7,442)	246
Net Loss	$(7,196)	$(7,442)	$246

Our condensed interim financial statements report a net loss of $7,196 for the three months ended July 31, 2019 compared to a net loss of $7,442 for the three months ended July 31, 2018.

Liquidity and Financial Condition

Working Capital

	July 31,	April 30,
	2019	2019

Current Assets	$19,062	$20,358
Current Liabilities	$89,645	$83,745
Working Capital (Deficiency)	$(70,583)	$(63,387)

	Three Months Ended
	July 31,
	2019	2018

Cash Flows used in Operating Activities	$-	$(29,550)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	-	29,550
Net change in cash during period	$-	$-

Our total current assets as of July 31, 2019 were $19,062 as compared to total current assets of $20,358 as of April 30, 2019 due to the decrease in prepaid expenses.

Our total current liabilities as of July 31, 2019 were $89,645 as compared to total current liabilities of $83,745 as of April 30, 2019. The increase was primarily due to an increase in accounts payable and accrued liabilities.

Operating Activities

Net cash used in operating activities was $NIL for the three months ended July 31, 2019 compared with net cash used in operating activities of $29,550 in the same period in 2018.

During the three months ended July 31, 2019, the net cash used in operating activities was attributed to net loss of $7,196, reduced by a decrease in prepaid expenses of $1,296 and an increase in accounts payable and accrued liabilities of $5,900.

During the three months ended July 31, 2018, the net cash used in operating activities was attributed to net loss of $7,442, increased by an increase in prepaid expenses of $21,176 and a decrease in accounts payable and accrued liabilities of $932.

Investing Activities

During the three months ended July 31, 2019 and July 31, 2018, we did not use any funds in investing activities.

Financing Activities

During the three months ended July 31, 2019, net cash from financing activities was $NIL compared with net cash from financing activities of $29,550 attributed to proceeds from loans from our sole officer.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL HOUSE HOLDINGS LTD.
(Registrant)

Dated: January 16, 2020	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

