Form 10-Q
period 2019-10-31
GLOBAL HOUSE HOLDINGS LTD.
filed 2020-02-04
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

111,800,000 shares of common stock as of February 4, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL HOUSE HOLDINGS LTD.

BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2019	2019
ASSETS
Current Assets:
Prepaid expenses	$18,912	$20,358
Total Current Assets	18,912	20,358

TOTAL ASSETS	$18,912	$20,358

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	23,450	11,477
Due to related party	72,268	72,268
Total Current Liabilities	95,718	83,745

Total Liabilities	95,718	83,745

Stockholders' Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 shares issued and outstanding	111,800	111,800
Additional paid-in capital (deficiency)	(83,737)	(83,737)
Accumulated deficit	(104,869)	(91,450)
Total Stockholders' Deficit	(76,806)	(63,387)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,912	$20,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	6,223	21,013	13,419	28,455
Total Operating Expenses	6,223	21,013	13,419	28,455
Loss from operations	(6,223)	(21,013)	(13,419)	(28,455)

Net Loss	$(6,223)	$(21,013)	$(13,419)	$(28,455)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,800,000	111,800,000	111,800,000	111,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND OCTOBER 31, 2018

(Unaudited)

			Additional
			paid-in
	Common stock		capital	Accumulated
	Shares	Amount	(deficiency)	Deficit	Total

Balance, April 30, 2019	111,800,000	$111,800	$(83,737)	$(91,450)	$(63,387)

Net loss for the period	-	-	-	(7,196)	(7,196)
Balance, July 31, 2019	111,800,000	$111,800	$(83,737)	$(98,646)	$(70,583)

Net loss for the period	-	-	-	(6,223)	(6,223)
Balance, October 31, 2019	111,800,000	$111,800	$(83,737)	$(104,869)	$(76,806)

			Additional
			paid-in
	Common stock		capital	Accumulated
	Shares	Amount	(deficiency)	Deficit	Total

Balance, April 30, 2018	111,800,000	$111,800	$(83,737)	$(50,638)	$(22,575)

Net loss for the period	-	-	-	(7,442)	(7,442)
Balance, July 31, 2018	111,800,000	$111,800	$(83,737)	$(58,080)	$(30,017)

Net loss for the period	-	-	-	(21,013)	(21,013)
Balance, October 31, 2018	111,800,000	$111,800	$(83,737)	$(79,093)	$(51,030)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,419)	$(28,455)
Changes in operating assets and liabilities:
Prepaid expenses	1,446	(21,485)
Accounts payable and accrued liabilities	11,973	(1,110)
Net cash used in Operating Activities	-	(51,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	-	51,050
Net cash provided by Financing Activities	-	51,050

Net change in cash for period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the year ending April 30, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 13, 2019.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $104,869. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At October 31, 2019 and April 30, 2019, the Company did not have any cash or cash equivalents.

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

NOTE 4 – CAPITAL STOCK

As of October 31, 2019 and April 30, 2019, the Company had 111,800,000 shares of common stock issued and outstanding. The Company has not authorized or designated any preferred stock.

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

During the six months ended October 31, 2019 and October 31, 2018, the Company’s sole officer and director loaned the Company $0 and $51,050, respectively, to pay for operating expenses.

The amounts are non-interest bearing and due on demand. As of October 31, 2019 and April 30, 2019, $72,268, is outstanding.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at October 31, 2019 and April 30, 2019:

	October 31,	April 30,
	2019	2019
Legal Fees	$18,912	$20,358

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation, except of following payments by related party, no material subsequent events have occurred that require disclosure, other than as noted below.

Subsequent to the period ended October 31, 2019 through the date of filing, the Company’s sole officer and director loaned the Company $24,480 to pay for operating expenses.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended October 31, 2019 and 2018, which are included herein.

We did not earn any revenues from our operations during the six months ended October 31, 2019 or 2018.

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

	Three Months Ended
	October 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	(6,223)	(21,013)	14,790
Loss from Operations	(6,223)	(21,013)	14,790
Net Loss	$(6,223)	$(21,013)	$14,790

Our condensed interim financial statements report a net loss of $6,223 for the three months ended October 31, 2019 compared to a net loss of $21,013 for the three months ended October 31, 2018.

Our operating expenses for the three months ended October 31, 2019 were $6,223 compared to $21,013 for the three months ended October 31, 2018. Operating expenses consists primarily of professional fees.

Six Months Ended October 31, 2019 Compared to Six Months Ended October 31, 2018

	Six Months Ended
	October 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	(13,419)	(28,455)	15,036
Loss from Operations	(13,419)	(28,455)	15,036
Net Loss	$(13,419)	$(28,455)	$15,036

Our condensed interim financial statements report a net loss of $13,419 for the six months ended October 31, 2019 compared to a net loss of $28,455 for the six months ended October 31, 2018.

Our operating expenses for the six months ended October 31, 2019 were $13,419 compared to $28,455 for the six months ended October 31, 2018. Operating expenses consists primarily of professional fees.

Liquidity and Financial Condition

Working Capital

	October 31, 2019	April 30, 2018

Current Assets	$18,912	$20,358
Current Liabilities	$95,718	$83,745
Working Capital (Deficiency)	$(76,806)	$(63,387)

Our total current assets as of October 31, 2019 were $18,912 as compared to total current assets of $20,358 as of April 30, 2019 due to decrease in prepaid expenses.

Our total current liabilities as of October 31, 2019 were $95,718 as compared to total current liabilities of $83,745 as of April 30, 2019. The increase was primarily due to an increase in accounts payable and accrued liabilities.

Cash Flows

	Six Months Ended October 31,
	2019	2018

Cash Flows used in Operating Activities	$-	$(51,050)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	-	51,050
Net increase (decrease) in cash during period	$-	$-

Operating Activities

Net cash used in operating activities was $0 for the six months ended October 31, 2019 compared with net cash used in operating activities of $51,050 in the same period in 2018.

During the six months ended October 31, 2019, the net cash used in operating activities was attributed to net loss of $13,419, reduced by a decrease in prepaid expenses of $1,446 and an increase in accounts payable and accrued liabilities of $11,973.

During the six months ended October 31, 2018, the net cash used in operating activities was attributed to net loss of $28,455, increased by an increase in prepaid expenses of $21,485 and a decrease in accounts payable and accrued liabilities of $1,110.

Investing Activities

During the six months ended October 31, 2019 and October 31, 2018, we did not use any funds in investing activities.

Financing Activities

During the six months ended October 31, 2019, net cash from financing activities was $0 compared with net cash from financing activities of $51,050 attributed to proceeds from loans from our sole officer.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL HOUSE HOLDINGS LTD.
(Registrant)
Dated: February 4, 2020	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

