Form 10-Q
period 2020-01-31
GLOBAL HOUSE HOLDINGS LTD.
filed 2020-05-04
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

111,800,000 shares of common stock as of April 28, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL HOUSE HOLDINGS LTD.

BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2020	2019
ASSETS
Current Assets:
Prepaid expenses	$16,127	$20,358
Total Current Assets	16,127	20,358

TOTAL ASSETS	$16,127	$20,358

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	4,659	11,477
Due to related party	96,747	72,268
Total Current Liabilities	101,406	83,745

Total Liabilities	101,406	83,745

Stockholders' Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized 111,800,000 shares issued and outstanding	111,800	111,800
Additional paid-in capital (deficiency)	(83,737)	(83,737)
Accumulated deficit	(113,342)	(91,450)
Total Stockholders' Deficit	(85,279)	(63,387)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,127	$20,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	8,473	7,648	21,892	36,103
Total Operating Expenses	8,473	7,648	21,892	36,103
Loss from operations	(8,473)	(7,648)	(21,892)	(36,103)

Net Loss	$(8,473)	$(7,648)	$(21,892)	$(36,103)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,800,000	111,800,000	111,800,000	111,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JANUARY 31, 2020 AND JANUARY 31, 2019

(Unaudited)

			Additional
			paid-in
	Common stock		capital	Accumulated
	Shares	Amount	(deficiency)	Deficit	Total

Balance, April 30, 2019	111,800,000	$111,800	$(83,737)	$(91,450)	$(63,387)

Net loss for the period	-	-	-	(7,196)	(7,196)
Balance, July 31, 2019	111,800,000	$111,800	$(83,737)	$(98,646)	$(70,583)

Net loss for the period	-	-	-	(6,223)	(6,223)
Balance, October 31, 2019	111,800,000	$111,800	$(83,737)	$(104,869)	$(76,806)

Net loss for the period	-	-	-	(8,473)	(8,473)
Balance, January 31, 2020	111,800,000	$111,800	$(83,737)	$(113,342)	$(85,279)

			Additional
			paid-in
	Common stock		capital	Accumulated
	Shares	Amount	(deficiency)	Deficit	Total

Balance, April 30, 2018	111,800,000	$111,800	$(83,737)	$(50,638)	$(22,575)

Net loss for the period	-	-	-	(7,442)	(7,442)
Balance, July 31, 2018	111,800,000	$111,800	$(83,737)	$(58,080)	$(30,017)

Net loss for the period	-	-	-	(21,013)	(21,013)
Balance, October 31, 2018	111,800,000	$111,800	$(83,737)	$(79,093)	$(51,030)

Net loss for the period	-	-	-	(7,648)	(7,648)
Balance, January 31, 2019	111,800,000	$111,800	$(83,737)	$(86,741)	$(58,678)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,892)	$(36,103)
Changes in operating assets and liabilities:
Prepaid expenses	4,231	(20,667)
Accounts payable and accrued liabilities	(6,818)	5,720
Net cash used in Operating Activities	(24,479)	(51,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	24,479	51,050
Net cash provided by Financing Activities	24,479	51,050

Net change in cash for period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL HOUSE HOLDINGS LTD.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ending April 30, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 13, 2019.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $113,342. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At January 31, 2020 and April 30, 2019, the Company did not have any cash or cash equivalents.

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

NOTE 4 – CAPITAL STOCK

As of January 31, 2020 and April 30, 2019, the Company had 111,800,000 shares of common stock issued and outstanding. The Company has not authorized or designated any preferred stock.

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

During the nine months ended January 31, 2020 and January 31, 2019, the Company’s sole officer and director loaned the Company $24,479 and $51,050, respectively, to pay for operating expenses.

The amounts are non-interest bearing and due on demand. As of January 31, 2020 and April 30, 2019, $96,747 and $72,268, is outstanding, respectively.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at January 31, 2020 and April 30, 2019:

	January 31,	April 30,
	2020	2019
Legal Fees	$16,127	$20,358

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

On October 26 2017, our Board of Directors approved a forward stock split of our issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share, increasing our authorized capital from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. Correspondingly, our issued and outstanding capital increased from 5,590,000 shares of common stock to 111,800,000 shares of common stock. The $0.001 par value of our common shares remained unchanged. The forward stock split was payable upon surrender and no fractional shares were issued. Fractional shares were rounded up.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended January 31, 2020 and 2019, which are included herein.

We did not earn any revenues from our operations during the nine months ended January 31, 2020 or 2019.

Three Months Ended January 31, 2020 Compared to Three Months Ended January 31, 2019

	Three Months Ended
	January 31,
	2020	2019	Changes

Revenues	$-	$-	$-
Operating Expenses	(8,473)	(7,648)	(825)
Loss from Operations	(8,473)	(7,648)	(825)
Net Loss	$(8,473)	$(7,648)	$(825)

Our condensed interim financial statements report a net loss of $8,473 for the three months ended January 31, 2020 compared to a net loss of $7,648 for the three months ended January 31, 2019.

Our operating expenses for the three months ended January 31, 2020 were $8,473 compared to $7,648 for the three months ended January 31, 2019. Operating expenses consists primarily of professional fees.

Nine Months Ended January 31, 2020 Compared to Nine Months Ended January 31, 2019

	Nine Months Ended
	January 31,
	2020	2019	Changes

Revenues	$-	$-	$-
Operating Expenses	(21,892)	(36,103)	14,211
Loss from Operations	(21,892)	(36,103)	14,211
Net Loss	$(21,892)	$(36,103)	$14,211

Our condensed interim financial statements report a net loss of $21,892 for the nine months ended January 31, 2020 compared to a net loss of $36,103 for the nine months ended January 31, 2019.

Our operating expenses for the nine months ended January 31, 2020 were $21,892 compared to $36,103 for the nine months ended January 31, 2019. The decrease in operation expenses during the nine months ended January 31, 2020 was due to the decrease in filing fees and transfer agent fees incurred during the period.

Liquidity and Financial Condition

Working Capital

	January 31,	April 30,
	2020	2019

Current Assets	$16,127	$20,358
Current Liabilities	$101,406	$83,745
Working Capital (Deficiency)	$(85,279)	$(63,387)

Our total current assets as of January 31, 2020 were $16,127 as compared to total current assets of $20,358 as of April 30, 2019 due to decrease in prepaid expenses.

Our total current liabilities as of January 31, 2020 were $101,406 as compared to total current liabilities of $83,745 as of April 30, 2019. The increase was primarily due to the increase in due to related party.

Our working capital deficiency as of January 31, 2020 was $85,279 as compared to $63,387 as of April 30, 2019. The increase was due to the decrease in prepaid expenses and the increase in due to related party.

Cash Flows

	Nine Months Ended
	January 31,
	2020	2019

Cash Flows used in Operating Activities	$(24,479)	$(51,050)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	24,479	51,050
Net increase (decrease) in cash during period	$-	$-

Operating Activities

Net cash used in operating activities was $24,479 for the nine months ended January 31, 2020 compared with net cash used in operating activities of $51,050 in the same period in 2019.

During the nine months ended January 31, 2020, the net cash used in operating activities was attributed to net loss of $21,892, reduced by a decrease in prepaid expenses of $4,231 and increased by a decrease in accounts payable and accrued liabilities of $6,818.

During the nine months ended January 31, 2019, the net cash used in operating activities was attributed to net loss of $36,103, increased by an increase in prepaid expenses of $20,667 and decreased by an increase in accounts payable and accrued liabilities of $5,720.

Investing Activities

During the nine months ended January 31, 2020 and January 31, 2019, we did not use any funds in investing activities.

Financing Activities

During the nine months ended January 31, 2020, net cash from financing activities was $24,479 compared with net cash from financing activities of $51,050 during January 31, 2019 attributed to proceeds from loans from our sole officer.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of material weaknesses. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL HOUSE HOLDINGS LTD.
(Registrant)
Dated: May 4, 2020	/s/ Jian Han Chen
Jian Han Chen
President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

