Form 10-K
period 2020-04-30
GPO Plus, Inc.
filed 2020-09-25
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

`	For the fiscal year ended: April 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-213744

GPO PLUS, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3571 E. Sunset Road, Suite 300 Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

855.935.4769 (GPOX)

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

N/A

(Title of class)

 Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2019, was $5,180,000 based on a $0.10 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,316,667 shares of common stock as of September 22, 2020.

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

As used in this current report and unless otherwise indicated, the terms “we,” “us,” “our” and "our company" mean GPO Plus, Inc. (formerly Global House Holdings Ltd.), unless otherwise indicated.

 PART I

ITEM 1. BUSINESS

General Overview

We were incorporated under the laws of the State of Nevada on March 29, 2016 under the name Koldeck, Inc. We were formerly engaged in the business of providing content writing and editing services.

On October 16, 2017, Mr. Jian Han Chen acquired 3,000,000 common shares of our Company from Svetlana Mazur. The shares were purchased in a private transaction in consideration for the aggregate purchase price of $350,000 or approximately $0.116 per share. The source of funds used in the purchase were Mr. Chen’s personal funds. As a result of the transaction, Mr. Chen acquired direct voting and dispositive control over, approximately 53.66% of our issued and outstanding voting securities. Concurrently with the change of control, Svetlana Mazur resigned as our sole officer and director. Jian Han Chen was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of the Company, and Mr. Chun Hao Chen was appointed Secretary of the Company. Ms. Mazur’s resignation was not the result of any disagreements with the Company regarding our operations, policies, practices or otherwise.

On October 26 2017, our Board of Directors approved a forward stock split of our issued and authorized shares of common stock on the basis of 20 new shares for one (1) old share, increasing of our authorized capital from 75,000,000 shares of common stock to 1,500,000,000 shares of common stock. Correspondingly, our issued and outstanding capital increased from 5,590,000 shares of common stock to 111,800,000 shares of common stock. The $0.001 par value of our common shares remained unchanged. The forward stock split was payable upon surrender and no fractional shares were issued. Fractional shares were rounded up. Also, on October 26, 2017, our board of directors approved an agreement and plan of merger for the purposes of changing our corporate name from Koldeck Inc. to Global House Holdings Ltd.

On January 31, 2018, we filed a Certificate of Change and Articles of Merger with the Nevada Secretary of State to give effect to the forward stock split and name change. The name change and forward stock split were subsequently approved by FINRA on March 29, 2018 with a market effective date of April 3, 2018. Pursuant to the agreement and plan of merger, our company merged with our wholly-owned subsidiary Global House Holdings Ltd., a Nevada corporation. Koldeck Inc. remained the surviving company of the merger, continuing under the name Global House Holdings Ltd. As a result, effective April 3, 2018, we adopted the new trading symbol GHHH.

Effective May 5, 2020, Brett H. Pojunis acquired 60,000,000 of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis has voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Chen no longer holds any equity interest in our Company.

Concurrently with the above described change in control, Mr. Chen resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company, and Chun Hao Chen resigned as the Secretary of the Company. Having consented to act as sole officer and director of the Company, Mr. Pojunis was appointed to fill the ensuing vacancies.

On June 11, 2020, our Board of Directors approved a reverse stock split of our issued and authorized shares of common stock on the basis of twelve (12) old shares for one (1) new share. Also, on June 11, 2020, our Board of Directors approved an agreement and plan of merger for the purposes of changing our corporate name from Global House Holdings Ltd. to GPO Plus, Inc.

The 1 for 12 reverse split, merger, name and symbol change became effective at the open of business on August 20, 2020. As a result of the reverse stock split, our authorized capital decreased from 1,500,000,000 shares of common stock to 125,000,000 shares of common stock. Correspondingly, our issued and outstanding capital decreased from 111,800,000 shares of common stock to 9,316,667 shares of common stock. The $0.001 par value of our common shares remains unchanged. The reverse split is payable upon surrender and no fractional shares were issued. Fractional shares were be rounded up. Pursuant to the agreement and plan of merger, our Company merged with our wholly-owned subsidiary GPO Plus, Inc., a Nevada corporation. Global House Holdings Ltd. remains the surviving company of the merger, continuing under the name GPO Plus, Inc.

As a result of the corporate actions, effective August 20, 2020, the new CUSIP identifier for our common shares became 38402T100 and our ticker symbol changed to GHHHD. After 20 business days, our symbol will change to GPOX.

On July 31, 2020 we announced the launch of cbdGPO, www.cbdGPO.com, a group purchasing organization (GPO) for the CBD and Hemp industry, and the establishment of a sales office for cbdGPO in Hernando Beach, Florida. The announcement was made in connection with the abandonment of our former business, and our plan to establish and operate GPOs to services a variety of industries. A GPO is an entity that is created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors based on the collective buying power of the GPO members. Through cbdGPO, we will seek to make the process of ordering premium CBD products fast, simple, reliable, and affordable. cbdGPO and GPO Plus, Inc. are brokers and do not take possession of CBD products.

On August 19, 2020, we entered into a Designated Territory Distribution Agreement with SafeHandles LLC (“SafeHandles”). SafeHandles is a California based creator and supplier of certain products known as SafeHandles®, which include antimicrobial sleeves, Ster-Roll™ Tape, ADA adhesive products, and other related accessories. Pursuant to the agreement, SafeHandles has appointed the Company as the exclusive distributor of its product in the states of Nevada, Colorado, Texas, Florida, Mississippi, and for the Gaming Industry. “Gaming Industry” means all casinos and hotels affiliated with the gaming industry, casinos and companies engaged in gambling operations and auxiliary restaurant and hotel services including stand-alone casinos, casino hotels, riverboat casinos, bingo halls, gambling machine manufacturers, horse and dog racing tracks, but excluding cruise ships. The exclusive rights granted are subject to certain mutually agreed exceptions for existing key accounts in the territory. The Company will also hold non-exclusive distribution rights outside the territory.

The initial term of the agreement began on July 30, 2020 and continue through December 31, 2025, subject to fulfillment of sales targets. If the Company is not in breach of the Agreement at the end of the initial term (December 31, 2025) and the Agreement has not been otherwise terminated, the Distributor may extend the Agreement for an additional five (5) year term in its discretion,

Our business and corporate headquarters address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120 and our telephone number is 702.840.1020. Our corporate website is gpoplus.com and our section for shareholder is GPOPlus.com/ir.

We do not have any subsidiaries as of the date of this Annual Report.

Our Current Business

As used in this report, “we,” “our,” “us” and similar pronouns refer to GPO Plus, Inc. and our operating divisions, unless the context requires otherwise. We are a development stage company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

GPO Plus identifies underserved markets, segments and industries where there is little to no competition and develops specific GPOs around them. In addition, unlike major GPO’s, GPO Plus has low MOQ’s (minimum order quantities) which enable small and mid-sized companies to participate with larger corporations. We communicate with our members to determine their needs to ensure GPO Plus provides relevant products and services, sustainable low prices and cost structures, increased efficiencies, and attentive customer service.

GPO Plus develops industry specific GPO that leverage the aggregated purchasing power of its members. The GPO’s use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

Principal Products or Services and their Markets

The main business segments are HealthGPO, a Group Purchasing Organization for the Healthcare industry, and cbdGPO, a Group Purchasing Organization for the Hemp industry. In addition, GPOPlus offers professional services through GPOPRO Services.

HealthGPO

HealthGPO is a Group Purchasing Organization (GPO) for healthcare related products and services for the emerging alternative market. Our target members are in and around the healthcare industry that includes hospitals, medical practice groups, laboratories, and professional physicians as well as entities not directly related to healthcare such as general businesses and governmental agencies. We save our members money by aggregating purchases, negotiating with vendors, and sharing discounts. We save our members time and alleviate headaches by streamlining orders and offering integrated solutions leading to considerable supply chain efficiencies.

What We Do

Aggregate, Negotiate + Share

•	Aggregate - HealthGPO aggregates the purchasing power of our members.

•	Negotiate - We use the collective buying power to negotiate discounts.

•	Share - The discounts are shared with our members to save them money.

HealthGPO leverages the aggregated purchasing power of our members. They use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

Products and Services

HealthGPO works with companies that have well priced high-quality products and services with advantageous terms. Our primary offerings are volume supply acquisitions, access to quality personal protective equipment (PPE), essential necessities and medical equipment from non-traditional, yet fully accredited suppliers. Additionally, we identify “best of breed” products that have a unique value proposition and become distributors with some form of exclusivity and/or favorable terms. HealthGPO is developing a b2b healthcare portal to offer medical products to everyday business. Technology will continue to play an important role in exceeding our stated goals.

HealthGPO also addresses the needs of individual consumers who want access to products at a good price that is typically only available to healthcare professionals. We intend on developing a b2c (business to consumer) portal to sell healthcare and wellness products directly to consumers.

On August 19, 2020, we entered into a Designated Territory Distribution Agreement with SafeHandles LLC (“SafeHandles”). Pursuant to that agreement, we have acquired the right to distribute the SafeHandles® line of anti-microbial products, which include antimicrobial sleeves, Ster-Roll™ Tape, ADA adhesive products, and other related accessories.

SafeHandlesTM are shrunk to fit, adhesive antimicrobial film covers that are designed to fit over common touch-points, such as door handles, push plates and hand railings. SafeHandles film contains a slow-release, silver-based pesticide that is registered and approved by the EPA to inhibit the growth of certain microbes, including damaging bacteria, mold, mildew, and fungi. SafeHandles films are fundamentally cleaner and more durable than untreated handles, so they are ideal for use in high-traffic environments where cleanliness is critical, where users need to eliminate filthy handles. SafeHandles is a proven technology that is trusted for high-traffic areas found in schools and businesses across the United States to supplement their standard hygiene procedures.

Approved Suppliers

Our suppliers are critical to our goal of delivering products and services that meet our Members’ ever-evolving needs. By securing access toa robust and dynamic portfolio of products, and maintaining the highest standards of customer care and service, HealthGPO will offer differentiated, high-quality group purchasing and consulting services to help our members lower costs.

HealthGPO’s Business Model

HealthGPO is committed to becoming an alternative option for all the needs of today’s healthcare industry. As demand increases for medical products, HealthGPO is responding by offering discounts (usually substantial discounts) on quality products with small MOQ’s. Our business is represented by an increasing number of offerings across the broad spectrum of medical supplies, including emerging medical and preventative products that have unique value propositions.

Membership

HealthGPO is developing a tiered, fee-based membership structure for our prospective members. Members will be entitled to receive priority services and benefits according to their membership tier. We expect to implement our planned membership structure during fiscal 2021. Fees and benefits will be assessed and adjusted on an ongoing basis to optimize our supply chain and meet the needs of our members. Participation in HealthGPO will be on a trial basis until our membership structure is finalized.

Problems

Current domestic market conditions expose how medical supplies have become increasingly more expensive. Product quality ranges drastically due to the relaxation of regulatory standards, and suppliers require high MOQs (minimum order quantities) which force businesses to make sizable investments in product purchases. Front-line businesses face overpowering competition, leaving established organizations to dominate the market and dictate the pricing. They also must compete with the government.

Crisis also breeds opportunity; unfortunately, sometimes not always honorable or altruistic. There are those who have ulterior motives, driven more by profit than service or quality. Businesses who are unfamiliar with this sector struggle to evaluate products and services among the widely divergent choices available. HealthGPO seeks to identify viable options to protect our members.

Solutions

Through innovative strategies, technology, and key relationships within the healthcare industry HealthGPO utilizes the power of Group Purchasing for the exclusive benefit of our members. HealthGPO brings new solutions to businesses and established healthcare companies seeking alternatives to enter or expand in the industry. HealthGPO provides discounted new sources of non-traditional, yet fully approved and vetted materials, products that have a unique value proposition, and a wide range of business consulting services for new and existing businesses.

This will also include focused concentration on Supply Chain optimization. Their members will get the products and services they need, when they need them at a price they can afford.

Opportunity

An alternative market has been emerging due to increased mandated compliance with public health standards and procedures in response to the global pandemic. Governments, non-healthcare commercial buildings, and general businesses now have a need for medical and protective equipment and have to perform continuous disinfecting procedures. These businesses are providing customers common PPE items such as hand sanitizers, protective masks, and in some instances, even gloves.

HealthGPO’s potential market is significant. In addition to traditional healthcare companies, consider the new emerging market which includes many businesses such as convenience stores, hotels, strip mall stores, restaurants, etc. The businesses in this emerging alternative market have a need for additional services, medical equipment, and PPE products. Previously, existing GPO’s wouldn’t consider servicing these businesses and presumably couldn’t facilitate the new demand. In some cases, healthcare GPO’s internal governance prohibits them from working with companies that are not in the healthcare industry.

Many companies have been affected by reduced cash-flow and now face additional expenses and challenges to stay in business and be compliant. To meet the needs of its members, HealthGPO makes purchasing necessary products and essential supplies easy and affordable. Furthermore, due to the relationships with vendors, HealthGPO has unique access to “in demand” products that other organizations don't have and can't get access to.

cbdGPO

cbdGPO will employ an operating structure and strategy similar to HealthGPO to provide an alternative procurement option to the Hemp industry. As demand for Hemp products continues to increase due to increased demand, cbdGPO will aim to offer quality proven products at discounts without having to place substantial orders. To that end, they plan to offer a wide range of products and services to meet the needs of their members.

GPO Plus created the first Hemp/CBD Group Purchasing Organization in order to extend large volume pricing of Hemp products and raw materials to small quantity buyers, allowing them to get the highest quality products at bulk pricing discounts without a minimum order quantity.

cbdGPO is a membership-based buying group to help hemp companies including wholesalers, manufacturers, distributors, and labs realize savings and efficiencies by aggregating purchasing volume and using that leverage to negotiate discounts with manufacturers, distributors, and other vendors. We foresee that cbdGPO will allow wholesalers and other hemp companies to obtain the best quality consistent products at the best value.

Following the Federal legalization of Hemp products in the United States, there is an overwhelming demand for high quality Hemp products for both consumers as well as businesses looking to break into this lucrative industry. cbdGPO ensures that its suppliers deliver safe, cost-effective Hemp products to its members.

Membership

cbdGPO is developing a tiered, fee-based membership structure for our prospective members. Members will be entitled to receive priority services and benefits according to their membership tier. We expect to implement our planned membership structure during fiscal 2021. Fees and benefits will be assessed and adjusted on an ongoing basis to optimize our supply chain and meet the needs of our members. Participation in cbdGPO will be on a trial basis until our membership structure is finalized.

Purchasing Strategy and Request for Proposal Process

cbdGPO’s purpose is to help our future members to realize savings and efficiencies by aggregating purchasing volume and using that leverage to negotiate discounts with manufacturers, distributors, and other vendors. We seek to offer our members the best products at the best value with approved suppliers.

Approved Suppliers

cbdGPO suppliers will manufacture and produce raw materials (isolate and distillate) and/or white label and private label Hemp products. They only partner with licensed Hemp suppliers, preferred vendors, manufacturers, and/or agents of cbdGPO.

All suppliers have been and will continue to be thoroughly vetted by cbdGPO. Vetting procedure may include, without limitation, site inspection(s), independent testing, and corporate background checks. Suppliers must be compliant with all applicable federal and state regulations. Approved suppliers must produce a complete chain of product custody (including all COA’s from DEA approved labs) and confirm all manufacturing of products are conducted in FDA inspected and approved facilities.

GPOPRO Services

In addition to addressing industry specific purchasing needs, GPOPlus plans to offer professional services through GPOPRO Services to its members. Planned services include:

•	GPO PAY—low-cost reliable payment processing. GPOPlus will work directly with institutions to provide low-cost and reliable payment processing services to its members.

•	GPO SAFE-SHIP—a licensed, insured, and bonded shipping solution for our members. The primary focus will be business to business shipping; however, we intend to offer direct-to-consumer shipping as well.

•	GPO INSURANCE— offering multiple types of insurance and coverage to our members.

•	GPO SUPPLIES—GPO Supplies will offer custom packaging, labels, lab equipment and materials, apparel, merchandise, general printing, and promotional items to all members.

Competition and Competitive Strategy

Competition

The group purchasing marketplace remains one of the fastest growing industries in the country. Group purchasing is used in many industries to purchase raw materials and supplies, but it is common practice in the grocery industry, healthcare, electronics, industrial manufacturing and agricultural industries. In recent years, group purchasing has begun to take root in the nonprofit community. In the healthcare field, GPOs have most commonly been accessed by acute-care organizations, but non-profit Community Clinics and Health Centers throughout the U.S. have also been engaging in group purchasing.

Some of the companies holding the largest market share in the Healthcare related Group Purchasing Organizations industry include:

•	Premier, Inc. NASDAQ: PINC (Charlotte, N.C.) - is a leading healthcare improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 175,000 other providers and organizations to transform healthcare. With integrated data and analytics, collaboratives, supply chain solutions, and consulting and other services, Premier enables better care and outcomes at a lower cost. 3,000 hospitals and 110,000 other healthcare providers. In addition to leveraging contracts for its member providers, Premier also has a clinical database containing information on approximately $41 billion in annual purchasing data, approximately 2.5 million real-time daily clinical transactions and data on one third of discharges nationwide.

•	McKesson Corporation NYSE: MCK (Irving, TX) - McKesson Corporation is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. McKesson partners with pharmaceutical manufacturers, providers, pharmacies, governments and other organizations in healthcare to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively. United by our ICARE shared principles, our employees work every day to innovate and deliver opportunities that make our customers and partners more successful - all for the better health of patients.

•	Intalere PRIVATE (St. Louis, MO) Intalere is a group purchasing organization whose mission focuses on elevating the health of healthcare by designing solutions to improve our members’ financial, operational and clinical performance. We empower our customers and deliver measurable results through our highly personalized approach of creating strategies and programs focused on their goals. From managing their entire spend to strategic consulting around diagnosing particular areas of concern, our unique provider-owned model allows us to leverage nationally recognized best practices in supply chain and patient outcomes to drive efficiencies for our members.

•	MedAssets (Alpharetta, Ga.) - 4,400 hospitals and 122,000 non-acute healthcare providers. MedAssets is an exclusively healthcare-focused GPO that serves four out of five hospitals in the U.S. The GPO manages more than $50 billion in supply expense, $2.5 billion in labor expense and $365 billion in gross revenue on behalf of its clients.

While the market health industry GPOs are well established, GPO participation in the emerging Hemp industries is in its infancy. Certain refined and unrefined Hemp products are presently offered by a small number of generalized healthcare and agricultural group purchasers however no GPO has emerged as a dominant market presence to meet the needs of the growing global Hemp market.

Competitive Strategy

As a development stage provider of GPOs and related services, we plan on establishing our competitive position by leveraging industry relationships, superior market research, operational flexibility and marketing strategies tailored to new and developing markets in the Healthcare and Hemp industries.

Marketing Strategy

We plan to market our services through a variety of channels including industry targeted print advertising campaigns, email, and telephone-focused direct marketing. We also intend to establish a network of sales offices in major industry centers. In July 2020, we established our first sales office in Florida. Will we seek to develop alliances with key industry organizations in order to access the broadest possible range of industry participants. Attending major industry conferences and tradeshows will increase our visibility in the markets from which we intend to draw our membership base.

In order to attract members and promote products through our website. We will also market through online advertisements.

For online marketing we will use the following methods:

•	Implement a strong SEO (search engine optimization) strategy to generate web traffic

•	Develop and launch websites focused on specific product lines

•	Hire social media marketers and approach industry influencers

•	Offer a blog with valuable information about our industry

Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that have not already been announced.

Dependence on Limited Customers

We have not reported any revenues are not dependent upon any specific customers at this time.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark. We claim common law trademark rights to our corporate names, and copyright in our marketing and promotional materials.

Need for Government Approval of Principal Products or Services

None of the services we plan to offer require specific government approval. Local government rules may dictate the need for a business license.

Research and Development during Our Last Two Fiscal Years

We have not in the past two years conducted any research and development activities.

Employees and Consultants

We had no employees as at April 30, 2020 or as at the date of this Annual Report. Our sole officer and director furnishes his time to the development of our company at no cost. As at the date of this Annual Report we are actively recruiting employees. We anticipate that we will require approximately 15 to 20 employees during fiscal 2021. We may also engage independent contractors as required to assist us in developing our business.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We have a limited operating history with significant losses.

We have generated no revenues and incurred a cumulative deficit of $118,816 for the period from March 29, 2016 (inception) to April 30, 2020. We also anticipate sustaining a loss from operations for the fiscal year ended April 30, 2021. Our profitability will depend on our ability to successfully market and attract members for our GPO’s and sell products and services to our GPO’s membership, and there can be no assurance that we will be able to do so. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to develop our sales force and effectively market our GPOs. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we will require external financing to satisfy our operating and capital needs. We will need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.

Beginning in 2020, the global COVID-19 pandemic significantly increased the volatility of financial markets worldwide. Significant volatility or disruptions of the capital markets could eliminate our access to financing, and/or significantly increase its cost. Such volatility or disruptions in the capital markets may cause lenders to be unwilling to provide us with financing to fund our ongoing operations and growth.

If we do raise funds by issuing additional equity or securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition, and results of operations.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an evolving industry, including the following factors:

•	our business model and strategy are still evolving and are continually being reviewed and revised;

•	we may not be able to raise the capital required to develop our initial client base and reputation; and

•	we may not be able to successfully develop our planned products and services.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in us will decline.

Outbreaks of epidemic diseases, including COVID-19, could adversely impact our business operations.

Our business, operations and financial condition could be materially adversely affected by public health crises, including epidemics, pandemics and or other health crises, such as the outbreak of COVID-19. The current COVID-19 global health pandemic is significantly impacting the global economy, including retail, commodity and financial markets. The full extent and impact of the COVID-19 pandemic is unknown and, to date, has included volatility in financial markets, volatility in commodity prices (including precious metals), significant restrictions on travel, temporary business closures, quarantines, and a general reduction in economic and consumer activity, globally, all of which raise concern about a prolonged global recession. In addition, the COVID-19 outbreak may result in operating, supply chain and project development delays which may have material adverse effects on the operations of our current and planned supplier and customers. Such third party operations may be suspended for precautionary purposes, or due to the imposition of emergency measures or other government action to combat the spread of COVID-19. If the operation or development of one or more third party businesses upon which we rely is suspended, it may have a material adverse impact on our results of operations and financial condition, or on the trading price of our securities.

Additional pandemic-related risks to our business include without limitation, the risk of breach of material contracts, employee health, workforce productivity, limitations on travel, the availability of industry experts and personnel, unknown adverse global public health developments, and other factors beyond the Company’s control, any of which may have a material and adverse effect on the our business, financial condition, results of operations, and securities.

As at the date of this Annual Report, the duration of any business disruptions and related financial impact of the COVID-19 outbreak cannot be reasonably estimated. It is unknown whether and how we may be affected if the COVID-19 outbreak persists for an extended period of time.

Competition within the GPO industry may prevent us from becoming profitable.

The GPO industry is competitive and fragmented and includes numerous small organizations capable of competing effectively in the markets we target, as well as numerous large companies that possess substantially greater financial and other resources than we do. Larger competitors’ greater resources could allow those competitors to compete more effectively than we can. Our competitors have developed mature businesses and have successfully built their names as GPOs in the industries in which we intend to complete, including healthcare, CDB, and hemp. These various competitors may be able to offer products or services more competitively priced and more widely available than our offerings, and also have greater resources to acquire members and suppliers than us. Failure to compete in the GPO industry may prevent us from becoming profitable, and thus you may lose your entire investment.

Risks Related to our Stockholders and Shares of Common Stock

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

As of April 30, 2020, the Company had no cash reserves and approximately $16,127 in prepaid expenses. We expect to continue our efforts to develop, market, and establish our GPO operations. However, we anticipate that we will be required to sell additional equity securities which will result in dilution to our existing stockholders. Furthermore, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment. In the future when we do intend to pay dividends, we will formalize a dividend policy.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120. This office is currently leased for a term of 6 months at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company (calculated based on a 10% discount to fair market value at the time of payment) and $2,000 payable in cash. We may extend our lease on a month to month basis following expiration of the initial term.

We also maintain a sales office at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased for a term of 12 months expiring on April 30, 2020 at the cost of $1,857 per month.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On August 14, 2020 the Company was included in what it believes to be a non-material litigation filed in the Circuit Court of the Firth Judicial Circuit, Hernando County, Florida Case No. 20-CA-0652, MNP Industries, LLC vs Smeal et al. The complaint, which alleges the breach of certain non-compete agreements by multiple defendants, attempts to implicate the Company on the mistaken belief that the Company had acquired another defendant, Miracle Products, LLC. There is not, however, any common ownership or affiliate relationship among the Company and the co-defendants, and the Company is not party to any non-compete agreement with the plaintiff. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted.

With the exception of the above described complaint, which we believe to be non-material, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the OTC Pink tier of the OTC Markets electronic quotation service under the trading symbol "GHHHD/GPOX." Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. OTC securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink issuers are traditionally smaller companies that are financially distressed, in bankruptcy, or do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of September 24, 2020, we had 22 shareholders of record of our common stock with 9,316,667 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended April 30, 2020.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended April 30, 2020 and 2019, which are included herein.

We did not earn any revenues from our operations during the year ended April 30, 2020 or 2019.

Year Ended April 30, 2020 Compared to Year Ended April 30, 2019

	Year Ended
	April 30,
	2020	2019	Changes	%

Revenues	$-	$-	$-	-
Operating Expenses	(27,366)	(40,812)	13,446	(33%)
Loss from Operations	(27,366)	(40,812)	13,446	(33%)
Net Loss	$(27,366)	$(40,812)	$13,446	(282%)

Our audited financial statements report a net loss of $27,366 for the year ended April 30, 2020 compared to a net loss of $40,812 for the year ended April 30, 2019.

Our operating expenses for the year ended April 30, 2020 were $27,366 compared to $40,812 for the year ended April 30, 2019. The decrease in operating expenses during the year ended April 30, 2020 was due to the decrease in filing fees and transfer agent fees incurred during the year.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2020	2019

Current Assets	$16,127	$20,358
Current Liabilities	$5,221	$83,745
Working Capital (Deficiency)	$10,906	$(63,387)

Our total current assets as of April 30, 2020 were $16,127 as compared to total current assets of $20,358 as of April 30, 2019 due to the decrease in prepaid expenses.

Our total current liabilities as of April 30, 2020 were $5,221 as compared to total current liabilities of $83,745 as of April 30, 2019. The decrease was primarily due to the forgiveness of related party loan.

Our working capital of April 30, 2020 was $10,906 as compared to working capital deficiency of $63,387 as of April 30, 2019. The increase in working capital was attributed to the decrease in due to related party as a result of the loan forgiveness.

Cash Flows

	Year Ended
	April 30,
	2020	2019

Cash Flows used in Operating Activities	$(29,391)	$(51,050)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	29,391	51,050
Net increase (decrease) in cash during period	$-	$-

Operating Activities

Net cash used in operating activities was $29,391 for the year ended April 30, 2020 compared with net cash used in operating activities of $51,050 during the prior year.

During the year ended April 30, 2020, the net cash used in operating activities was attributed to net loss of $27,366, increased by a decrease in accounts payable and accrued liabilities of $6,256 and reduced by a decrease in prepaid expenses of $4,231.

During the year ended April 30, 2019, the net cash used in operating activities was attributed to net loss of $40,812, increased by an increase in prepaid expenses of $19,955 and reduced by an increase in accounts payable and accrued liabilities of $9,717.

Investing Activities

During the year ended April 30, 2020 and 2019, we did not use any funds in investing activities.

Financing Activities

During the year ended April 30, 2020, net cash from financing activities was $29,391 compared to $51,050 during April 30, 2019 attributed to proceeds from loans from our former sole officer.

Cash Requirements

As of April 30, 2020, we had no cash on hand and prepaid expenses of $16,127. During the years ended April 30, 2020 and 2019, we received advances from our former sole officer of $29,391 and $51,050, respectively. We did not generate any revenue from our business operations during the years ended April 30, 2020 and 2019.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
Public Company + Professional Fees	$171,707
General & Administrative Expense	$108,650
Marketing Expenses	$542,357
Initial Personnel	$531,500
HealthGPO	$89,503
cbdGPO	$59,669
GPO PAY - Portal Development	$21,000
GPO SAFE-SHIP	$13,500
GPO Distro	$21,310
GPO Supplies - Inventory	$92,344
Unallocated Working Capital/Contingency	$60,000
Total Expenses	$1,711,540

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,711,540 over the next 12 months to pay for our planned expenses. In addition, our planned expenses, including legal, accounting and audit fees, and general and administrative expenses, may be higher in the event we enter into any significant transactions. These planned cash requirements are in excess of our current cash and working capital resources. Although our cash requirements may be offset in part by anticipated revenues, we will require additional financing in order to continue operations, execute our business plan, and repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities. We presently do not have any arrangements for additional financing for the expansion of our future operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations. If we are not successful in raising sufficient capital to execute our business plan we will be required to scale down or delay our plan of operation to accommodate our available resources.

Contractual Obligations

Not required for smaller reporting companies

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our company’s management believes that these recent pronouncements will not have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GPO Plus, Inc. (formerly Global House Holdings Ltd.)

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPO Plus, Inc. (formerly Global House Holdings Ltd.) (the Company) as of April 30, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 25, 2020

GPO PLUS, INC.

(formerly GLOBAL HOUSE HOLDINGS LTD.)

AUDITED BALANCE SHEETS

	April 30,	April 30,
	2020	2019
ASSETS
Current Assets:
Prepaid expenses	$16,127	$20,358
Total Current Assets	16,127	20,358

TOTAL ASSETS	$16,127	$20,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	5,221	11,477
Due to related party	-	72,268
Total Current Liabilities	5,221	83,745

Total Liabilities	5,221	83,745

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 125,000,000 shares authorized, 9,316,667 shares issued and outstanding	9,317	9,317
Additional paid-in capital	120,405	18,746
Accumulated deficit	(118,816)	(91,450)
Total Stockholders' Equity (Deficit)	10,906	(63,387)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,127	$20,358

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

(formerly GLOBAL HOUSE HOLDINGS LTD.)

AUDITED STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2020	2019

Revenues	$-	$-

Operating Expenses
General and administrative	27,366	40,812
Total Operating Expenses	27,366	40,812

Loss from operations	(27,366)	(40,812)

Net Loss	$(27,366)	$(40,812)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,316,667	9,316,667

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

(formerly GLOBAL HOUSE HOLDINGS LTD.)

AUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

	Common stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

*Balance, April 30, 2018	9,316,667	$9,317	$18,746	$(50,638)	$(22,575)

Net loss for the period	-	-	-	(40,812)	(40,812)
*Balance, April 30, 2019	9,316,667	$9,317	$18,746	$(91,450)	$(63,387)

Forgiveness of related party loan	-	-	101,659	-	101,659
Net loss for the period	-	-	-	(27,366)	(27,366)
*Balance, April 30, 2020	9,316,667	$9,317	$120,405	$(118,816)	$10,906

*Retroactively restated reverse stock split 12:1

 The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

(formerly GLOBAL HOUSE HOLDINGS LTD.)

AUDITED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,366)	$(40,812)
Changes in operating assets and liabilities:
Prepaid expenses	4,231	(19,955)
Accounts payable and accrued liabilities	(6,256)	9,717
Net cash used in Operating Activities	(29,391)	(51,050)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	29,391	51,050
Net cash provided by Financing Activities	29,391	51,050

Net change in cash for period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiven by related party	$101,659	$-

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

(formerly GLOBAL HOUSE HOLDINGS LTD.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

GPO Plus, Inc. (the “Company”) is a corporation originally established under the name of Koldeck, Inc. under the corporation laws in the State of Nevada on March 29, 2016. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

On April 2, 2018, the Company approved an agreement and plan of merger for the purposes of changing our corporate name from Koldeck Inc. to Global House Holdings Ltd. Pursuant to the agreement and plan of merger, our company merged with our wholly-owned subsidiary Global House Holdings Ltd., a Nevada corporation. Koldeck Inc. remained the surviving company of the merger, continuing under the name Global House Holdings Ltd. The name change, as well as a 20:1 forward stock split, was approved by FINRA and effective April 3, 2018.

On June 19, 2020, the Company approved an agreement and plan of merger for the purposes of changing our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. Pursuant to the agreement and plan of merger, our company merged with our wholly-owned subsidiary GPO Plus, Inc., a Nevada corporation. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc. The name change, as well as a 12:1 reverse stock split, was approved by FINRA and effective August 20, 2020. The issued and outstanding shares and authorized capital have been restated retroactively in the financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $118,816. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At April 30, 2020 and 2019, the Company did not have any cash or cash equivalents.

Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and related party debts. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes.” Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At April 30, 2020, there were no unrecognized tax benefits.

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

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at April 30, 2020. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which have or are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 4 – CAPITAL STOCK

On June 19, 2020, the Company announced a reverse stock split of the issued and authorized shares of common stock on the basis of 1 new share for 12 old shares. The reverse stock split has been reviewed by the Financial Industry Regulatory Authority (“FINRA”) and has been approved with an effective date of August 20, 2020. Our issued and outstanding capital decreased from 111,800,000 shares of common stock to 9,316,667 shares of common stock. The reverse stock split also resulted in the decrease of the authorized capital from 1,500,000,000 shares of common stock to 125,000,000 shares of common stock. The issued and outstanding shares and authorized capital have been restated retroactively in the financial statements.

As of April 30, 2020 and 2019, the Company had 9,316,667 shares of common stock issued and outstanding. The Company has not authorized or designated any preferred stock.

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

During the years ended April 30, 2020 and 2019, the Company’s former sole officer and director loaned the Company $29,391 and $51,050, respectively, to pay for operating expenses.

During the year ended April 30, 2020, the related party loan of $101,659 was forgiven.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

Prepaid expenses consisted of the following at April 30, 2020 and 2019:

	April 30,	April 30,
	2020	2019
Legal Fees	$16,127	$20,358

NOTE 7 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2020 and 2019, are as follows:

	April 30,	April 30,
	2020	2019
Net operating loss carryforward	$(118,816)	$(91,450)
Effective tax rate	21%	21%
Deferred tax asset	(24,951)	(19,205)
Less: Valuation allowance	24,951	19,205
Net deferred asset	$-	$-

The valuation allowance increased by $5,746 and $8,571 during the years ended April 30, 2020 and 2019, respectively. As of April 30, 2020, the Company had $118,816 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018 can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2020 are subject to review by the tax authorities.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to April 30, 2020 and through the date that these financials were issued, the Company had the following subsequent events:

Change of ownership

Effective May 5, 2020, Brett H. Pojunis acquired 60,000,000 of the issued and outstanding common shares of Global House Holdings Inc. As a result of the transaction, Mr. Pojunis holds 53.67% of our outstanding voting securities. The shares were acquired in a private transaction from Mr. Jian Chen using Mr. Pojunis’ personal funds. Mr. Chen no longer holds any equity interest in our Company.

Concurrently with the above described change in control, Mr. Chen resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company, and Chun Hao Chen resigned as the Secretary of the Company. Having consented to act as sole officer and director of the Company, Mr. Pojunis was appointed to fill the ensuing vacancies.

Effective Date of Reverse Stock Split, Merger and Name Change

On June 19, 2020, Global House Holdings Ltd. announced a reverse stock split of its issued and authorized shares of common stock on the basis of 1 new share for 12 old shares. The Company concurrently announced an agreement and plan of merger for the purposes of changing our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. Pursuant to the agreement and plan of merger, our company merged with our wholly-owned subsidiary GPO Plus, Inc., a Nevada corporation. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc.

On August 19, 2020, FINRA announced that the 1 for 12 reverse split, merger, name and symbol change took effect at the open of business on August 20, 2020. The reverse stock split resulted in the decrease of our authorized capital from 1,500,000,000 shares of common stock to 125,000,000 shares of common stock. Correspondingly, our issued and outstanding capital decreased from 111,800,000 shares of common stock to 9,316,667 shares of common stock. The $0.001 par value of our common shares remained unchanged. The reverse split was payable upon surrender and no fractional shares were issued. Fractional shares were rounded up.

New Symbol and CUSIP

As a result of the corporate actions we adopted the new stock symbol “GPOX”. The new CUSIP identifier for our common shares is 38402T100.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2020 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, which consists of our sole officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Brett H. Pojunis	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	40	May 5, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brett H. Pojunis, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Sole Director.

Since 2014, Brett has served on the Board of Directors of a publicly traded agriculture company whose holdings include Green Leaf Farms, a Las Vegas based Nevada licensed Cultivation and Production facility, and Green Leaf Farms International, a 33,600-acre cultivation farm in Jujuy, Argentina.

Prior to founding GPO Plus, Mr. Pojunis was one of the leaders of the Libertarian Party serving two-terms on the Libertarian National Committee (LNC), two terms as the Chairman of the Libertarian Party of Nevada, and was part of the senior staff for the 2016 Johnson/Weld Presidential campaign. Mr. Pojunis was very involved with state level legislation and advocacy which included Question 2 (in 2016) as well as an advisor to other statewide initiatives. Mr. Pojunis hosted and produced over 150 political events including the 2016 Libertarian Presidential Debate hosted by Penn Jillette (Penn & Teller) that included video questions from well-known celebrities which aired on TheBlaze Network. Mr. Pojunis was the creator of multiple politically focused events and conferences including LPEX – the Libertarian Political Expo, a political conference for Libertarian political training, The Political Party, a non-partisan organization with the goal of getting more Nevadans involved in the political process with the well-known “Meet the Candidates” events series.

Mr. Pojunis has been involved in finance and the public markets since 1999. Mr. Pojunis has been a consultant to many start-up companies as well as publicly traded companies including high tech Internet to traditional brick and mortar companies. From 2002 through October 2009, Mr. Pojunis has been involved in nightlife and entertainment ventures bridging technology and social media with events. He has hosted over 650 events in Las Vegas as well as other markets throughout the United States. Mr. Pojunis served on the Board of Directors of multiple private and public companies and organizations. Mr. Pojunis has military training ranging from Civil Affairs Specialist (38A) to Combat Engineer (12B). While in the US ARMY he was awarded the Outstanding American award, twice. Mr. Pojunis is a fellow at The Leadership Institute which provides political activism training. Mr. Pojunis studied Environmental Liberal Arts at Green Mountain College and Entrepreneurship classes at the Simon School of Business at the University of Rochester. Mr. Pojunis attended elective International Business and Finance classes at Rochester Institute of Technology.

Our company believes that Mr. Pojunis’ business experience and industry expertise qualify him to serve as an officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

Not Applicable

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Brett H. H. Pojunis	2020	-	-	-	-	-	-	-	-
Sole Officer and Director	2019

Jian Han Chen(1)	2020	-	-	-	-	-	-	-	-
Former President, CEO, CFO, Treasurer and Director	2019	-	-	-	-	-	-	-	-

Chun Hao Chen (2)	2020	-	-	-	-	-	-	-	-
Former Secretary	2019	-	-	-	-	-	-	-	-

____________

(1)	Jian Han Chen resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on May 5, 2020.
(2)	Chun Hao Chen resigned as Secretary of the Company on May 5, 2020.

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

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2020 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2020 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 10, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jian Han Chen No. 9, Alley 7, Section 4, Renai Road, Daan District, Taipei Taiwan	5,000,000 Common / Direct(2)	53.67%
Brett H. Pojunis 3571 E. Sunset Road, Suite 300 Las Vegas, NV 89120	60,000,000 Common Indirect(2)	53.67%
Directors and Executive Officers as a Group	5,000,000	53.67%
	Nil	Nil
5% Shareholders as a Group	Nil	Nil

____________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 10, 2020. As of September 10, 2020, there were 9,316,667 shares of our common stock issued and outstanding.

(2)

On May 5, 2020, Brett H. Pojunis acquired the 5,000,000 shares held by Jian Han Chen. As of the date of this Annual Report, the shares have not been transferred, but are being recorded as being held indirectly by Mr. Chen.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the years ended April 30, 2020 and 2019, the Company’s former sole officer and director loaned the Company $29,391 and $51,050, respectively, to pay for operating expenses. These amounts were non-interest-bearing and due on demand. During the year ended April 30, 2020, the aggregate related party loan of $101,659 was forgiven.

Director Independence

We currently act with one director, Brett H. Pojunis

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2020 and for fiscal year ended April 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended April 30, 2020	Year Ended April 30, 2019

Audit Fees	$11,500	13,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$11,500	$13,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	September 22, 2016
3.2	By-Laws	S-1	3.2	September 22, 2016
3.3	Articles of Merger filed with the Nevada Secretary of State on January 31, 2018	8-K	3.1	March 29, 2018
3.4	Certificate of Change filed with the Nevada Secretary of State on January 31, 2018	8-K	3.2	March 29, 2018
3.5	Agreement and Plan of Merger	8-k	3.1	August 20, 2020
3.6	Certificate of Change	8-k	3.2	August 20, 2020
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GPO PLUS, INC.

Dated: September 25, 2020	By:	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 25, 2020	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

