Form 10-Q
period 2020-07-31
GPO Plus, Inc.
filed 2020-10-28
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 333-213744

GPO PLUS, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3571 E. Sunset Road, Suite 300, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

855.935.4769 (GPOX)
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐	YES	☒	NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐	YES	☒	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

9,316,667 common shares issued and outstanding as of October 26, 2020

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended July 31, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2020	2020
ASSETS
Current Assets:
Cash and cash equivalents	$30,585	$-
Accounts receivable	6,338	-
Prepaid expenses	-	16,127
Total Current Assets	36,923	16,127

Operating lease right-of-use assets	16,564	-
Property, Plant, and Equipment	1,916	-

TOTAL ASSETS	$55,403	$16,127

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	16,379	5,221
Operating lease liabilities	16,564	-
Deposit	50,000	-
Total Current Liabilities	82,943	5,221

Total Liabilities	82,943	5,221

Commitments and Contingencies (Note 6)	-	-

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 125,000,000 shares authorized, 9,316,667 shares issued and outstanding	9,317	9,317
Additional paid in capital	120,405	120,405
Accumulated deficit	(157,262)	(118,816)
Total Stockholders' Equity (Deficit)	(27,540)	10,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$55,403	$16,127

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2020	2019

Revenues	$6,338	$-

Operating Expenses
General and administrative	19,407	400
Professional fees	25,377	6,796
Total Operating Expenses	44,784	7,196

Loss from operations	(38,446)	(7,196)

Net Loss	$(38,446)	$(7,196)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,316,667	9,316,667

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

*Balance, April 30, 2020	9,316,667	$9,317	$120,405	$(118,816)	$10,906
Net loss for the period	-	-	-	(38,446)	(38,446)
*Balance, July 31, 2020	9,316,667	$9,317	$120,405	$(157,262)	$(27,540)

*Retroactively restated reverse stock split 12:1

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

*Balance, April 30, 2019	9,316,667	$9,317	$18,746	$(91,450)	$(63,387)

Net loss for the period	-	-	-	(7,196)	(7,196)
*Balance, July 31, 2019	9,316,667	$9,317	$18,746	$(98,646)	$(70,583)

*Retroactively restated reverse stock split 12:1

 The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,446)	$(7,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	5,446	-
Changes in operating assets and liabilities:
Accounts receivable	(6,338)	-
Prepaid expenses	16,127	1,296
Accounts payable and accrued liabilities	11,158	5,900
Operating lease liabilities	(5,446)	-
Net cash used in Operating Activities	(17,499)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,916)	-
Net cash used in Investing Activities	(1,916)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from deposit	50,000	-
Net cash provided by Financing Activities	50,000	-
Net change in cash for period	30,585	-
Cash at beginning of period	-	-
Cash at end of period	$30,585	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating right-of-use assets and operating lease liability	$22,010	$-

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2020

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

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $157,262. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 25, 2020.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

As of July 31, 2020 and April 30, 2020, the Company had cash and cash equivalents of $30,585 and $0, respectively.

Prepaid Expense

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

As of July 31, 2020 and April 30, 2020, Prepaid expense was $0 and $16,127, respectively.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Furniture and Equipment	5 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended July 31, 2020 and 2019, no impairment losses have been identified.

As of July 31, 2020 and April 30, 2020, Property, Plant and Equipment was $1,916 and $0, respectively.

Leases

Effective May 1, 2020, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016- 02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. Upon adoption, the Company recorded $22,010 of right-of-use (“ROU”) assets and $22,010 of lease liabilities on its Balance Sheet.  See Note 6.

Deposit

Deposit relates to funds paid by investors in advance for issuances of the Company’s equity in future periods pending the designation and approval of various planned equity classes through the State of Nevada. As of July 31, 2020 and April 30, 2020, the deposit balance was $50,000 and $0, respectively.

Revenue Recognition

During the three months ended July 31, 2020, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company engages in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors. The Company identifies underserved markets, segments and industries where there is little to no competition and develops specific GPOs around them. The Company develops industry specific GPO that leverage the aggregated purchasing power of its members. The GPO’s use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

The main business segments are HealthGPO, a Group Purchasing Organization for the Healthcare industry, and cbdGPO, a Group Purchasing Organization for the Hemp industry. In addition, the Company offers professional services through GPOPRO Services.

HealthGPO works with companies that have well priced high-quality products and services with advantageous terms. The Company’s primary offerings are volume supply acquisitions, access to quality personal protective equipment (PPE), essential necessities and medical equipment from non-traditional, yet fully accredited suppliers. Additionally, the Company identify “best of breed” products that have a unique value proposition and become distributors with some form of exclusivity and/or favorable terms. HealthGPO is developing a b2b healthcare portal to offer medical products to everyday business. Technology will continue to play an important role in exceeding our stated goals.

HealthGPO also addresses the needs of individual consumers who want access to products at a good price that is typically only available to healthcare professionals. The Company intend on developing a b2c (business to consumer) portal to sell healthcare and wellness products directly to consumers.

In accordance with ASC 606, revenues are recognized when:

•	The invoice has been generated and provided to the customer.
•	The performance obligations of delivery of products are stated in the invoice.
•	The transaction price has been identified in the invoice.
•	The Company has allocated the transaction price to performance obligation in the invoice.
•	The Company has shipped out the product and, therefore, satisfied the performance obligation.

During the three months ended July 31, 2020, the Company recognized revenue of $6,338.

Financial Instruments

The carrying values of our financial instruments including cash and cash equivalent, accounts receivable, and accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments.

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

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at July 31, 2020.  The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which have or are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 4 – ACCONTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivables are reflected as a current asset and no allowance for bad debt has been recorded as of July 31, 2020. As at July 31, 2020, the Company had accounts receivable of $6,338.

NOTE 5 – CAPITAL STOCK

Common Shares

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

As of July 31, 2020 and April 30, 2020, the Company had 9,316,667 shares of common stock issued and outstanding.

NOTE 6 – LEASE

On May 1, 2020, the Company entered into a lease agreement for an office premise at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased for a term of 12 months, commencing on May 1, 2020 and expiring on April 30, 2021 at the cost of $1,857 per month.

Balance - April 30, 2020	$-
Lease Liability additions	22,010
Lease payment	(5,573)
Interest expense on lease liabilities	127
Balance - July 31, 2020	$16,564

As of July 31, 2020, the Company owned ROU assets under operating leases for the office premise of $16,564 and operating lease liabilities of $16,564.

July 31, 2020
Operating lease ROU assets	$16,564
Current portion of operating lease liabilities	16,564
Noncurrent portion of operating lease liabilities	-
Total operating lease liabilities	$16,564

The following summarizes other supplemental information about the Company’s operating lease as of July 31, 2020:

Weighted-average remaining lease term	0.75 years
Weighted-average discount rate	2.76%

Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at July 31, 2020 were as follows:

Year Ended April 30, 2021	$16,718
Thereafter	-
Total operating lease payments	$16,718
Less: Imputed interest	154
Total operating lease liabilities	$16,564

We had operating lease costs of $5,573 for the year ended July 31, 2020, which are included in general and administrative expenses in the statement of operations.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to July 31, 2020 and through the date that these financials were issued, the Company had the following subsequent events:

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

New Symbol and CUSIP

As a result of the corporate actions, effective August 20, 2020, the new CUSIP identifier for our common shares became 38402T100 and our ticker symbol changed to GHHHD. After 20 business days, our symbol changed to GPOX.

Designated Territory Distribution Agreement with SafeHandles LLC (“SafeHandles”)

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

The initial term of the agreement began on July 30, 2020 and continues through December 31, 2025, subject to fulfillment of sales targets. If the Company is not in breach of the Agreement at the end of the initial term (December 31, 2025) and the Agreement has not been otherwise terminated, the Distributor may extend the Agreement for an additional five (5) year term in its discretion,

Lease agreement

On August 5, 2020, the Company entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash.  The Company may extend the lease on a month to month basis following expiration of the initial term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean GPO Plus, Inc., unless otherwise indicated.

General Overview

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

Corporate Background

Our principal office is located at 3571 E. Sunset Road, Suite 300, Las Vegas, NV.   We also maintain a sales office at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607.  Our corporate website is gpoplus.com and our section for shareholder is GPOPlus.com/ir.

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

As a result of the corporate actions, effective August 20, 2020, the new CUSIP identifier for our common shares became 38402T100 and our ticker symbol changed to GHHHD. After 20 business days, our symbol changed to GPOX.

On July 31, 2020 we announced the launch of cbdGPO, https://cbdgpo.com/, a group purchasing organization (GPO) for the CBD and Hemp industry, and the establishment of a sales office for cbdGPO in Hernando Beach, Florida.  The announcement was made in connection with the abandonment of our former business, and our plan to establish and operate GPOs to services a variety of industries.  A GPO is an entity that is created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors based on the collective buying power of the GPO members.  Through cbdGPO, we will seek to make the process of ordering premium CBD products fast, simple, reliable, and affordable.  cbdGPO and GPO Plus, Inc. are brokers and do not take possession of CBD products.

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

The initial term of the agreement began on July 30, 2020 and continue through December 31, 2025, subject to fulfillment of sales targets. If the Company is not in breach of the Agreement at the end of the initial term (December 31, 2025) and the Agreement has not been otherwise terminated, the Distributor may extend the Agreement for an additional five (5) year term in its discretion,

We do not have any subsidiaries as of the date of this Quarterly Report.

Our Current Business

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

Approved Suppliers

Our suppliers are critical to our goal of delivering products and services that meet our Members’ ever-evolving needs. By securing access to a robust and dynamic portfolio of products, and maintaining the highest standards of customer care and service, HealthGPO will offer differentiated, high-quality group purchasing and consulting services to help our members lower costs.

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

•

McKesson Corporation NYSE: MCK (Irving, TX) - McKesson Corporation is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. McKesson partners with pharmaceutical manufacturers, providers, pharmacies, governments and other organizations in healthcare to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively. United by its ICARE shared principles, its employees work every day to innovate and deliver opportunities that make its customers and partners more successful - all for the better health of patients.

•

Intalere PRIVATE (St. Louis, MO) Intalere is a group purchasing organization whose mission focuses on elevating the health of healthcare by designing solutions to improve its members’ financial, operational and clinical performance. Intalere empowers its customers and delivers measurable results through its highly personalized approach of creating strategies and programs focused on their goals. From managing their entire spend to strategic consulting around diagnosing particular areas of concern, Intalere’s unique provider-owned model allows us it leverage nationally recognized best practices in supply chain and patient outcomes to drive efficiencies for its members.

•

MedAssets (Alpharetta, Ga.) -. MedAssets is an exclusively healthcare-focused GPO that serves four out of five hospitals in the U.S. The GPO manages more than $50 billion in supply expense, $2.5 billion in labor expense and $365 billion in gross revenue on behalf of its clients.

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

Employees and Consultants

We had no employees as at July 31, 2020 or as at the date of this Quarterly Report. Our sole officer and director furnishes his time to the development of our company at no cost. As at the date of this Quarterly Report we are actively recruiting employees. We anticipate that we will require approximately 15 to 20 employees during fiscal 2021. We may also engage independent contractors as required to assist us in developing our business.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended July 31, 2020 and 2019, which are included herein.

We earned revenues of $6,338 from our operations during the three months ended July 31, 2020.  We did not earn any revenues during the three months ended July 31, 2019.

Three Months Ended July 31, 2020 Compared to the Three Months July 31, 2019

	Three Months Ended
	July 31,
	2020	2019	Changes	%

Revenues	$6,338	$-	$6,338	100%
Operating Expenses	(44,784)	(7,196)	(37,588)	522%
Loss from Operations	(38,446)	(7,196)	(31,250)	434%
Net Loss	$(38,446)	$(7,196)	$(31,250)	(434)%

Our financial statements report a net loss of $38,446 for the three months ended July 31, 2020 compared to a net loss of $7,196 for the three months ended July 31, 2019.

Our operating expenses for the three months ended July 31, 2020 were $44,784 compared to $7,196 for the three months ended July 31, 2019. The increase in operating expenses during the three months ended July 31, 2020 was due to an increase in operating activity resulting in increased general and administrative expense and professional fees for the period.

Liquidity and Financial Condition

Working Capital

	July 31,	July 31,
	2020	2019

Current Assets	$36,923	$16,127
Current Liabilities	$82,943	$5,221
Working Capital (Deficiency)	$(46,020)	$10,906

Our current assets as of July 31, 2020 were $36,923 as compared to total current assets of $16,127 as of July 31, 2019 due to an increase in cash and cash equivalents and accounts receivable offset by a decrease in prepaid expenses.

Our total current liabilities as of July 31, 2020 were $82,943 as compared to total current liabilities of $5,221 as of July 31, 2019. The increase was primarily due to operating lease liabilities related to our executive offices and deposit of $50,000 relates to funds paid by an investor in advance for issuances of the Company’s equity in future periods pending the designation and approval of various planned equity classes through the State of Nevada.

Our resulting working capital deficiency as of July 31, 2020 was $46,020 as compared to our working capital of $10,906 as of July 31, 2019. The increase in working capital deficiency was due to a decrease in prepaid expenses, an increase in accounts payable and accrued liabilities, an increase in operating lease liabilities and an increase in deposit.

Cash Flows

	Three Months Ended
	July 31,
	2020	2019

Cash Flows used in Operating Activities	$(17,499)	$-
Cash Flows used in Investing Activities	(1,196)	-
Cash Flows provided by Financing Activities	50,000	-
Net increase in cash during period	$30,585	$-

Operating Activities

Net cash used in operating activities was $17,499 for the three months ended July 31, 2020 compared with no net cash used in operating activities during the same period in 2019.

During the three months ended July 31, 2020, the net cash used in operating activities was attributed to net loss of $38,446 from operations, decreased by amortization of operating right-of-use assets of $5,446 and net changes in operating assets and liabilities of $15,501.

During the three months ended July 31, 2019, the net cash used in operating activities was attributed to net loss of $7,196 from operations, offset by net changes in operating and liabilities of $7,196

Investing Activities

During the three months ended July 31, 2020 and 2019, we used $1,916 and $0, respectively, in investing activities. Investing activities in 2020 consisted of an investment in office equipment.

Financing Activities

During the three months ended July 31, 2020, net cash from financing activities was $50,000 compared to $0 during the same period in 2019.  Proceeds from financing activities during the three months ended July 31, 2020 were derived entirely from private placement subscription advances from investors for securities which were not yet issued as at the date of this Quarterly Report.  Terms of the private placement are not finalized as at the date of this report.

Cash Requirements

As of July 31, 2020, we had cash on hand of $30,585.  We generated our first revenues of $6,338 during the three months ended July 31, 2020, but incurred a loss of $38,446 during the period and a cumulative net loss of $157,262 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the 12 months beginning May 1, 2020 to be as follows:

Description	Estimated Expenses ($)
Public Company + Professional Fees	$171,707
General & Administrative Expense	$108,650
Marketing Expenses	$542,357
Initial Personnel	$531,500
HealthGPO	$89,503
cbdGPO	$59,669
GPO PAY - Portal Development	$21,000
GPO SAFE-SHIP	$13,500
GPO Distro	$21,310
GPO Supplies - Inventory	$92,344
Unallocated Working Capital/Contingency	$60,000
Total Expenses	$1,711,540

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,711,000 to pay for our planned expenses during the current fiscal year. In addition, our planned expenses, including legal, accounting and audit fees, and general and administrative expenses, may be higher in the event we enter into any significant transactions.  These planned cash requirements are in excess of our current cash and working capital resources.  Although our cash requirements may be offset in part by anticipated revenues, we will require additional financing in order to continue operations, execute our business plan, and repay our liabilities.  There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

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

__________

*Filed herewith.

 **Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPO PLUS, INC.
(Registrant)

Dated: October 28, 2020	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

