Form 10-Q
period 2020-10-31
GPO Plus, Inc.
filed 2020-12-30
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020
Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 333-213744

GPO PLUS, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3571 E. Sunset Road, Suite 300, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

855.935.4769
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A/

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

9,316,674 common shares issued and outstanding as of December 23, 2020

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 1. Financial Statements

GPO PLUS, INC.

BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2020	2020
ASSETS
Current Assets:
Cash and cash equivalents	$2,107	$-
Accounts receivable	3,761	-
Prepaid expenses	14,753	16,127
Total Current Assets	20,621	16,127

Operating lease right-of-use assets	26,675	-

TOTAL ASSETS	$47,296	$16,127

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	63,822	5,221
Operating lease liabilities	26,675	-
Deposit	87,500	-
Stock payable	6,000	-
Total Current Liabilities	183,997	5,221

Total Liabilities	183,997	5,221

Commitments and Contingencies (Note 6)	-	-

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value, 90,000,000 shares authorized, 9,316,674 shares issued and outstanding	932	932
Additional paid in capital	128,790	128,790
Accumulated deficit	(266,423)	(118,816)
Total Stockholders' Equity (Deficit)	(136,701)	10,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$47,296	$16,127

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

Revenues	$24,289	$-	$30,627	$-
Cost of revenue	650	-	650	-
Gross Profit	23,639	-	29,977	-

Operating Expenses
General and administrative	67,864	5,923	87,271	12,719
Salaries and wages	14,184	-	14,184	-
Professional fees	50,752	300	76,129	700
Total Operating Expenses	132,800	6,223	177,584	13,419

Net Loss	$(109,161)	$(6,223)	$(147,607)	$(13,419)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,316,674	9,316,674	9,316,674	9,316,674

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

*Balance, April 30, 2020	9,316,674	$932	$128,790	$(118,816)	$10,906
Net loss for the period	-	-	-	(38,446)	(38,446)
*Balance, July 31, 2020	9,316,674	$932	$128,790	$(157,262)	$(27,540)
Net loss for the period	-	-	-	(109,161)	(109,161)
Balance, October 31, 2020	9,316,674	$932	$128,790	$(266,423)	$(136,701)

*Retroactively restated reverse stock split 12:1

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

*Balance, April 30, 2019	9,316,674	$932	$27,131	$(91,450)	$(63,387)
Net loss for the period	-	-	-	(7,196)	(7,196)
*Balance, July 31, 2019	9,316,674	$932	$27,131	$(98,646)	$(70,583)
Net loss for the period	-	-	-	(6,223)	(6,223)
*Balance, October 31, 2019	9,316,674	$932	$27,131	$(104,869)	$(76,806)

*Retroactively restated reverse stock split 12:1

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,607)	$(13,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating right-of-use assets	23,684	-
Lease expense to be settled by common stock	6,000	-
Changes in operating assets and liabilities:
Accounts receivable	(3,761)	-
Prepaid expenses	1,374	1,446
Accounts payable and accrued liabilities	58,601	11,973
Operating lease liabilities	(23,684)	-
Net cash used in Operating Activities	(85,393)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit	87,500	-
Net cash provided by Financing Activities	87,500	-

Net change in cash for period	2,107	-
Cash at beginning of period	-	-
Cash at end of period	$2,107	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating right-of-use assets and operating lease liability	$50,359	$-

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $266,423. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 25, 2020.

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

As of October 31, 2020 and April 30, 2020, the Company had cash and cash equivalents of $2,107 and $0, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

Prepaid expense as of October 31, 2020 and April 30, 2020 was shown as below:

	October 31,	April 30,
	2020	2020
Legal Fees	$12,753	$16,127
Security Deposit	2,000	-
Total	$14,753	$16,127

Leases

Effective May 1, 2020, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016- 02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. Upon adoption, the Company recorded $50,359 of right-of-use (“ROU”) assets and $50,359 of lease liabilities on its Balance Sheet. See Note 6.

Deposit

Deposit relates to funds paid by investors in advance for issuances of the Company’s equity in future periods pending the designation and approval of various planned equity classes through the State of Nevada. As of October 31, 2020 and April 30, 2020, the deposit balance was $87,500 and $0, respectively.

Revenue Recognition

During the six months ended October 31, 2020, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

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

During the three months ended October 31, 2020, the Company recognized $29,850 of revenues related to merchandise and product sales, and $777 of revenues related to shipping recovered on merchandise sales. In regard to the sales that occurred during the six months ended October 31, 2020, there are no unfulfilled obligations related to the merchandise and product sales.

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

During the six months ended October 31, 2020, the Company recognized revenue of $30,627.

In regard to the revenue associated with product sales, the Company complies with ASC 605-45 Revenue Recognition – Principal Agent Considerations and records revenue associated with this segment as an agent. A fixed amount is received by the Company from each product sale; the supplier has the credit risk; and the supplier is the primary obligor.

Financial Instruments

The carrying values of our financial instruments, with the exception of the Convertible Preferred Stock, including, cash and cash equivalent, accounts receivable, and accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Derivative liabilities were valued on a recurring basis utilizing Level 3 inputs.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

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

NOTE 4 – ACCONTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivables are reflected as a current asset and no allowance for bad debt has been recorded as of October 31, 2020. As at October 31, 2020, the Company had accounts receivable of $3,761.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 90,000,000 shares of Common Stock with a par value of $0.0001 per share.

On June 19, 2020, the Company announced a reverse stock split of the issued and authorized shares of common stock on the basis of 1 new share for 12 old shares. The reverse stock split has been reviewed by the Financial Industry Regulatory Authority (“FINRA”) and has been approved with an effective date of August 20, 2020. Our issued and outstanding capital decreased from 111,800,000 shares of common stock to 9,316,674 shares of common stock. The reverse stock split also resulted in the decrease of the authorized capital from 1,500,000,000 shares of common stock to 125,000,000 shares of common stock. The issued and outstanding shares and authorized capital have been restated retroactively in the financial statements.

On November 20, 2020, our Company filed amended and restated article of incorporation, resulting in increasing the authorized share capital from 125,000,000 shares to 200,000,000 shares and par value from $0.001 per share to $0.0001 per share consisting of the following:

•	90,000,000 shares of common stock
•	10,000,000 shares of founders’ class A common stock
•	50,000,000 shares of blank check common stock
•	500,000 shares of founders’ series A non-voting redeemable preferred stock
•	49,500 shares of blank check preferred stock

As of October 31, 2020 and April 30, 2020, the Company had 9,316,674 shares of common stock issued and outstanding.

Stock Payable

On August 5, 2020, the Company entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash (Note 6).

During the six months ended October 31, 2020, the Company recorded stock payable of $6,000 for August to October 2020 lease. As of October 31, 2020, stock payable was $6,000.

NOTE 6 – LEASE

On May 1, 2020, the Company entered into a lease agreement for an office premise at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased for a term of 12 months, commencing on May 1, 2020 and expiring on April 30, 2021 at the cost of $1,857 per month.

On August 5, 2020, the Company entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. The Company may extend the lease on a month-to-month basis following expiration of the initial term.

Balance - April 30, 2020	$-
Lease Liability additions	50,359
Lease payment	(24,016)
Interest expense on lease liabilities	332
Balance - October 31, 2020	$26,675

As of October 31, 2020, the Company owned ROU assets under operating leases for the two office premises of $26,675 and operating lease liabilities of $26,675.

October 31, 2020
Operating lease ROU assets	$26,675
Current portion of operating lease liabilities	26,675
Noncurrent portion of operating lease liabilities	-
Total operating lease liabilities	$26,675

The following summarizes other supplemental information about the Company’s operating lease as of October 31, 2020:

Weighted-average remaining lease term	0.39 years
Weighted-average discount rate	2.29% - 2.76%

Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at October 31, 2020 were as follows:

Year Ended April 30, 2021	$26,774
Thereafter	-
Total operating lease payments	$26,774
Less: Imputed interest	99
Total operating lease liabilities	$26,675

We had operating lease costs of $23,684 for the six months ended October 31, 2020, which are included in general and administrative expenses in the statement of operations.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at October 31, 2020. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to October 31, 2020 and through the date that these financials were issued, the Company had the following subsequent event:

On November 20, 2020, our Company filed amended and restated article of incorporation, resulting in increasing the authorized share capital from 125,000,000 shares to 200,000,000 shares and par value from $0.001 per share to $0.0001 per share consisting of the following:

•	90,000,000 shares of common stock
•	10,000,000 shares of founders’ class A common stock
•	50,000,000 shares of blank check common stock
•	500,000 shares of founders series A non-voting redeemable preferred stock
•	49,500 blank check preferred stock

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General Overview

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors. On October 31, 2020 we announced the launch of cbdGPO, https://cbdgpo.com/, a group purchasing organization (GPO) for the CBD and Hemp industry, and the establishment of a sales office for cbdGPO in Hernando Beach, Florida. Through cbdGPO, we will seek to make the process of ordering premium CBD products fast, simple, reliable, and affordable. cbdGPO and GPO Plus, Inc. are brokers and do not take possession of CBD products.

On August 19, 2020, we entered into a Designated Territory Distribution Agreement with SafeHandles LLC (“SafeHandles”). SafeHandles is a California based creator and supplier of certain products known as SafeHandles®, which include antimicrobial sleeves, Ster-Roll™ Tape, ADA adhesive products, and other related accessories. Pursuant to the agreement, SafeHandles has appointed the Company as the exclusive distributor of its product in the states of Nevada, Colorado, Texas, Florida, Mississippi, and for the Gaming Industry. “Gaming Industry” means all casinos and hotels affiliated with the gaming industry, casinos and companies engaged in gambling operations and auxiliary restaurant and hotel services including stand-alone casinos, casino hotels, riverboat casinos, bingo halls, gambling machine manufacturers, horse and dog racing tracks, but excluding cruise ships. The exclusive rights granted are subject to certain mutually agreed exceptions for existing key accounts in the territory. The Company will also hold non-exclusive distribution rights outside the territory. The initial term of the agreement began on October 30, 2020 and continue through December 31, 2025, subject to fulfillment of sales targets. If the Company is not in breach of the Agreement at the end of the initial term (December 31, 2025) and the Agreement has not been otherwise terminated, SafeHandles may extend the Agreement for an additional five (5) year term in its discretion,

Recent Developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at October 31, 2020. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

On August 20, 2020, the 1 for 12 reverse stock split became effective, resulting in decreasing our authorized share capital from 1,500,000,000 shares of common stock to 125,000,000 shares. Correspondingly, our issued and outstanding shares decreased from 111,800,000 shares of common stock to 9,316,674 shares of common stock.. The reverse split was payable upon surrender and no fractional shares were issued. As a result of the corporate actions, the new CUSIP identifier for our common shares became 38402T100 and our ticker symbol changed to GHHHD. After 20 business days, our symbol changed to GPOX.

Also effective on August 20, 2020, pursuant to the agreement and plan of merger, our Company merged with our wholly-owned subsidiary GPO Plus, Inc., a Nevada corporation. Global House Holdings Ltd. remains the surviving company of the merger, continuing under the name GPO Plus, Inc.

On November 10, 2020, the board of directors and majority shareholder of the Company approved the adoption of the GPO Plus, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). The purpose of the 2020 Equity Incentive Plan is to foster and promote the Company’s long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2020 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in the Company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of the Company’s business is largely dependent. A total of 2,200,000 shares of common stock are reserved and may be issued under the 2020 Equity Incentive Plan. The 2020 Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits. No securities have yet been issued under the 2020 Equity Incentive Plan.

On November 20, 2020, our Company filed amended and restated article of incorporation, resulting in increasing the authorized share capital from 125,000,000 shares to 200,000,000 shares and par value from $0.001 per share to $0.0001 per share consisting of the following:

•	90,000,000 shares of common stock
•	10,000,000 shares of founders’ class A common stock
•	50,000,000 shares of blank check common stock
•	500,000 shares of founders’ series A non-voting redeemable preferred stock
•	49,500 shares of blank check preferred stock

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended October 31, 2020 and 2019, which are included herein.

We earned revenues of $24,289, incurred cost of revenue of $650 and generated gross profit of $23,639 from our operations during the three months ended October 31, 2020. We did not earn any revenues during the three months ended October 31, 2019.

Three Months Ended October 31, 2020 Compared to the Three Months October 31, 2019

	Three Months Ended
	October 31,
	2020	2019	Changes	%

Revenues	$24,289	$-	$24,289	100%
Cost of revenue	650	-	650	100%
Gross Profit	23,639	-	23,639	100%
Operating Expenses	(132,800)	(6,223)	(126,577)	2,034%
Loss from Operations	(109,161)	(6,223)	(102,938)	1,654%
Net Loss	$(109,161)	$(6,223)	$(102,938)	1,654%

We had a net loss of $109,161 for the three months ended October 31, 2020 compared to a net loss of $6,223 for the three months ended October 31, 2019.

Our operating expenses for the three months ended October 31, 2020 were $132,800 compared to $6,223 for the three months ended October 31, 2019. The increase in operating expenses during the three months ended October 31, 2020 was due to an increase in operating activity resulting in increased general and administrative expense and professional fees for the period.

Six Months Ended October 31, 2020 Compared to Six Months Ended October 31, 2019

We earned revenues of $30,627, incurred cost of revenue of $650 and generated gross profit of $29,977 from our operations during the six months ended October 31, 2020. We did not earn any revenues during the six months ended October 31, 2019.

	Six Months Ended
	October 31,
	2020	2019	Changes	%

Revenues	$30,627	$-	$30,627	100%
Cost of revenue	650	-	650	100%
Gross Profit	29,977	-	29,977	100%
Operating Expenses	(177,584)	(13,419)	(164,165)	1,223%
Loss from Operations	(147,607)	(13,419)	(134,188)	1,000%
Net Loss	$(147,607)	$(13,419)	$(134,188)	1,000%

We had a net loss of $147,607 for the six months ended October 31, 2020 compared to a net loss of $13,419 for the six months ended October 31, 2019.

Our operating expenses for the six months ended October 31, 2020 were $177,584 compared to $13,419 for the six months ended October 31, 2019. The increase in operating expenses during the six months ended October 31, 2020 was due to an increase in operating activity resulting in increased general and administrative expense and professional fees for the period.

Liquidity and Financial Condition

Working Capital

	October 31,	April 30,
	2020	2020

Current Assets	$20,621	$16,127
Current Liabilities	$183,997	$5,221
Working Capital (Deficiency)	$(163,376)	$10,906

Our current assets as of October 31, 2020 were $20,621 as compared to total current assets of $16,127 as of April 30, 2020 due to an increase in cash and cash equivalents and accounts receivable.

Our total current liabilities as of October 31, 2020 were $183,997 as compared to total current liabilities of $5,221 as of April 30, 2020. The increase was primarily due to an increase in accounts payable and accrued liabilities from increased operating activity, operating lease liabilities related to our executive offices, stock payable from rent to landlord for an office premise and deposit of $87,500 relates to funds paid by an investor in advance for issuances of the Company’s equity in future periods pending the designation and approval of various planned equity classes through the State of Nevada.

Our resulting working capital deficiency as of October 31, 2020 was $163,376 as compared to our working capital of $10,906 as of April 30, 2020. The increase in working capital deficiency was mainly due to an increase in deposit, accounts payable and accrued liabilities and operating lease liabilities.

Cash Flows

	Six Months Ended
	October 31,
	2020	2019

Cash Flows used in Operating Activities	$(85,393)	$-
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	87,500	-
Net increase in cash during period	$2,107	$-

Operating Activities

Net cash used in operating activities was $85,393 for the six months ended October 31, 2020 compared with no net cash used in operating activities during the same period in 2019.

During the six months ended October 31, 2020, the net cash used in operating activities was attributed to net loss of $147,607, decreased by amortization of operating right-of-use assets of $23,684 and lease expense to be settled by common stock of $6,000 and increased by changes in operating assets and liabilities of $32,530.

During the year ended October 31, 2019, the net cash used in operating activities was attributed to net loss of $13,419, decreased by changes in operating assets and liabilities of $13,419.

Investing Activities

The Company did not have any investing activities during the six months ended October 31, 2020 and 2019.

Financing Activities

During the six months ended October 31, 2020, net cash from financing activities was $87,500 compared to $0 during the same period in 2019. Proceeds from financing activities during the six months ended October 31, 2020 were derived entirely from private placement subscription advances from investors for securities which were not yet issued as at the date of this Quarterly Report. Terms of the private placement are not finalized as at the date of this report.

Going Concern

As of October 31, 2020, we had cash on hand of $2,107. We generated revenues of $30,627 and gross profit of $29,977 during the six months ended October 31, 2020 but incurred net loss of $147,607 during the period and a cumulative net loss of $266,423 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2020. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2020.

Our disclosure controls and procedures are not effective for the following reasons:

We did not maintain effective controls to identify and maintain segregation of duties in identifying, authorizing, approving, accounting for, and disclosing significant estimates, related-party transactions, significant unusual transactions, and other non-routine events and transactions. Specifically, we only have one individual, our sole officer and director, who reviews, evaluates, approves, and records transactions and initiates journal entries, approves journal entries, and posts journal entries to the general ledger. There is no independent review of any financial duties performed by this individual.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2020 the court issued an Order, denying the Plaintiff’s request and so all of the defendants in the case are now free to work for a competitor of Plaintiff and can service current and former customers of Plaintiff use the customer list and can even solicit customers and or the customer list, this was a huge victory for GPOX. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted and to file a counter lawsuit against the Plaintiff’s.

With the exception of the above described complaint, which we believe to be non-material, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description

3.1*	Amended and Restated Articles of Incorporation

4.1*	2020 Equity Incentive Plan

10.1*	Distribution Agreement dated as of July 30, 2020 by and between SafeHandles, LLC and GPO Pros, Inc.***

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

***  Portions of Exhibit 10.1 have been omitted given the fact that such redacted information would likely cause the company competitive harm if publicly disclosed.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPO PLUS, INC.
(Registrant)

Dated: December 30, 2020	/s/Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

