Form 10-Q
period 2021-01-31
GPO Plus, Inc.
filed 2021-04-30
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021
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

9,781,674 common shares issued and outstanding as of April 26, 2021

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GPO PLUS, INC.

BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$31,773	$-
Accounts receivable	33,837	-
Prepaid expenses	4,450	16,127
Total Current Assets	70,060	16,127

Operating lease right-of-use assets, net	6,939	-
Property, plant, and equipment, net	3,803	-

TOTAL ASSETS	$80,802	$16,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	46,256	5,221
Operating lease liabilities	6,939	-
Stock payable	12,000	-
Total Current Liabilities	65,195	5,221

Total Liabilities	65,195	5,221

Commitments and Contingencies (Note 7)	-	-

Stockholders' Equity:
Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 23,750 and 0 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	187,405	-
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 and 0 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	100	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 95,000 and 0 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	10	-
Common stock, $0.0001 par value, 90,000,000 shares authorized; 9,666,674 and 9,316,674 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	967	932
Additional paid in capital	438,420	128,790
Accumulated deficit	(611,295)	(118,816)
Total Stockholders' Equity	15,607	10,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,802	$16,127

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Revenues	$591,757	$-	$622,384	$-
Cost of revenue	532,281	-	532,931	-
Gross Profit	59,476	-	89,453	-

Operating Expenses
General and administrative	23,446	299	110,717	1,000
Salaries and wages	46,896	-	61,080	-
Professional fees	334,006	8,174	410,135	20,892
Total Operating Expenses	404,348	8,473	581,932	21,892

Net Loss	$(344,872)	$(8,473)	$(492,479)	$(21,892)

Net Loss Per Common Share: Basic and Diluted	$(0.04)	$(0.00)	$(0.05)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,469,907	9,316,674	9,367,752	9,316,674

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

*Balance, April 30, 2020	-	$-	-	$-	-	$-	9,316,674	$932	$128,790	$(118,816)	$10,906
Net loss for the period	-	-	-	-	-	-	-	-	-	(38,446)	(38,446)
*Balance, July 31, 2020	-	$-	-	$-	-	$-	9,316,674	$932	$128,790	$(157,262)	$(27,540)
Net loss for the period	-	-	-	-	-	-	-	-	-	(109,161)	(109,161)
Balance, October 31, 2020	-	-	-	-	-	-	9,316,674	$932	$128,790	$(266,423)	$(136,701)
Issuance of Preferred Stock and Class A Common Stock units for cash	23,750	187,405	-	-	95,000	10	-	-	50,085	-	237,500
Issuance of Common Stock for cash	-	-	-	-	-	-	80,000	8	72	-	80
Issuance of Preferred Stock for cash	-	-	1,000,000	100	-	-	-	-	-	-	100
Stock based compensation	-	-	-	-	-	-	270,000	27	259,473	-	259,500
Net loss for the period	-	-	-	-	-	-	-	-	-	(344,872)	(344,872)
Balance, January 31, 2021	23,750	$187,405	1,000,000	$100	95,000	$10	9,666,674	$967	$438,420	$(611,295)	$15,607

*Retroactively restated reverse stock split 12:1

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

*Balance, April 30, 2019	9,316,674	$932	$27,131	$(91,450)	$(63,387)
Net loss for the period	-	-	-	(7,196)	(7,196)
*Balance, July 31, 2019	9,316,674	$932	$27,131	$(98,646)	$(70,583)
Net loss for the period	-	-	-	(6,223)	(6,223)
*Balance, October 31, 2019	9,316,674	$932	$27,131	$(104,869)	$(76,806)
Net loss for the period	-	-	-	(8,473)	(8,473)
*Balance, January 31, 2020	9,316,674	$932	$27,131	$(113,342)	$(85,279)

*Retroactively restated reverse stock split 12:1

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(492,479)	$(21,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	259,500	-
Amortization of operating right-of-use assets	43,420	-
Lease expense to be settled by common stock	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	(33,837)	-
Prepaid expenses	11,677	4,231
Accounts payable and accrued liabilities	41,035	(6,818)
Operating lease liabilities	(43,420)	-
Net cash used in Operating Activities	(202,104)	(24,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,803)	-
Net cash used in Investing Activities	(3,803)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	100	-
Proceeds from issuance of common stock	80	-
Proceeds from issuance of preferred stock and common stock units	237,500	-
Proceeds from loans from related party loan	-	24,479
Net cash provided by Financing Activities	237,680	-

Net change in cash for period	31,773	-
Cash at beginning of period	-	-
Cash at end of period	$31,773	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Recognition of operating right-of-use assets and operating lease liability	$50,359	$-
Stock payable for lease	$12,000	-

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $611,295. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 25, 2020.

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

As of January 31, 2021 and April 30, 2020, the Company had cash and cash equivalents of $31,776 and $0, respectively.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of January 31, 2021 and April 30, 2020, the Company had accounts receivable of $33,837 and $0, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

Leases

Effective May 1, 2020, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016- 02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. Upon adoption, the Company recorded $50,359 of right-of-use (“ROU”) assets and $50,359 of lease liabilities on its Balance Sheet. See Note 5.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended January 31, 2021 and 2020, no impairment losses have been identified.

As of January 31, 2021 and April 30, 2020, Property, Plant and Equipment was $3,803 and $0, respectively. No depreciation has been incurred during the nine months ended January 31, 2021. The equipment was acquired in January 31, 2021 and depreciation will commence in February 2021.

Revenue Recognition

During the nine months ended January 31, 2021, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

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

During the nine months ended January 31, 2021, the Company recognized $620,731 of revenues related to merchandise and product sales, and $1,653 of revenues related to shipping recovered on merchandise sales. In regard to the sales that occurred during the nine months ended January 31, 2021, there are no unfulfilled obligations related to the merchandise and product sales.

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

During the nine months ended January 31, 2021, the Company recognized revenue of $622,384, incurred cost of revenue of $532,931 and generated gross profit of $89,453.

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

Share-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Nonemployees - During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The Company elected to adopt ASU 2018-07 early. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

During the nine months ended January 31, 2021 and 2020, the Company recorded $259,500 and $0 share-based compensation, respectively.

	Nine months ended
	January 31,
	2021	2020
Common stock to consultants	$237,500	$-
Restricted stock award to employees	22,000	-
	$259,500	$-

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

New Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-08, Compensation-Stock Compensation and Revenue from Contracts with Customers; Codification Improvements- Share-Based Consideration Payable to a Customer. ASU 2019-08 is effective for reporting periods beginning after December 15, 2019. ASU 2019-08 requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Top 718, Compensation – Stock Compensation. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. Measuring and classifying share-based payments to customers under Top 718 provide fewer measurement dates for the instruments, fewer instances of classifying the instruments as liabilities; and more consistent accounting with share-based payments made to other nonemployees. The impact of this new standard on the Company’s financial statements has not been material.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – CAPITAL STOCK

Share Capital

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

On November 20, 2020, the Company filed amended and restated article of incorporation, resulting in increasing the authorized share capital from 125,000,000 shares to 200,000,000 shares and par value from $0.001 per share to $0.0001 per share consisting of the following:

•	90,000,000 shares of ordinary common stock
•	10,000,000 shares of founders’ class A common stock
•	50,000,000 shares of blank check common stock
•	500,000 shares of founders’ series A non-voting redeemable preferred stock
•	49,500,000 shares of blank check preferred stock

On January 21, 2021, the Company filed amended certification of stock designation after issuance of class/series for designating 1,000,000 shares of blank check preferred stock as Series A Preferred Stock.

Ordinary Common Stock

On December 30, 2020, the Company issued 80,000 shares of ordinary common stock at $0.001 per share for cash proceeds of $80 to nonaffiliates through private placement.

On December 29, 2020, the Company issued restricted stock awards for 20,000 shares of ordinary common stock at market stock price of $1.10 per share to employees at $22,000. Restricted stock awards were issued to certain employees as consideration for services rendered. The restricted stock units were vested immediately on the date of grant.

On January 1, 2021, the Company issued 250,000 shares of ordinary common stock at market stock price of $0.95 per share to consultants for service at $237,500.

As of January 31, 2021 and April 30, 2020, the issued and outstanding ordinary common stock was 9,666,674 and 9,316,674, respectively.

Founders’ Class A Common Stock and Founders Series A Non-Voting Redeemable Preferred Stock

During the nine months ended January 31, 2021, the Company issued common and preferred stock units comprising of 95,000 shares of founder’s class A common stock and 23,750 shares of founder’s series A non-voting redeemable preferred stock to non-affiliates for total consideration of $237,500.

As of January 31, 2021, the Company had 95,000 shares of founder’s class A common stock issued and outstanding and 23,750 shares of founder’s series A non-voting redeemable preferred stock issued and outstanding.

The founder’s series A non-voting redeemable preferred stock had redemption value of $15 per share at the option of the issuer and as a result, was classified as permanent equity in the Company’s balance sheet.

As of January 31, 2021, the Company had 23,750 shares of founder’s series A non-voting redeemable preferred stock issued and outstanding.

Series A Preferred Stock

The Company has designated 1,000,000 shares of series A preferred stock. The series A preferred stock may convert into common stock at a rate equal to one share of common stock for each share of series A preferred stock. Each Series A preferred shareholder is entitled to vote, on one hundred (100) votes for each share held of record on matters submitted to a vote of holders of the Company’s ordinary Common Stock.

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50. See Note 6.

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to a consultant of the Company at $0.0001 per shares for consideration of $50.

As of January 31, 2021, the Company had 1,000,000 shares of series A preferred stock issued and outstanding.

Stock Payable

On August 5, 2020, the Company entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash (Note 6).

During the nine months ended January 31, 2021, the Company recorded stock payable of $12,000 for August 2020 to January 2021 lease. As of January 31, 2021, stock payable was $12,000.

NOTE 5 – LEASE

On May 1, 2020, the Company entered into a lease agreement for an office premise at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased for a term of 12 months, commencing on May 1, 2020 and expiring on April 30, 2021 at the cost of $1,857 per month.

On August 5, 2020, the Company entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. The Company extended the lease on a month-to-month basis following expiration of the initial term.

Balance - April 30, 2020	$-
Lease Liability additions	50,359
Lease payment	(43,838)
Interest expense on lease liabilities	418
Balance - January 31, 2021	$6,939

As of January 31, 2021, the Company owned ROU assets under operating leases for the two office premises of $6,939 and operating lease liabilities of $6,939.

January 31, 2021
Operating lease ROU assets	$6,939
Current portion of operating lease liabilities	6,939
Noncurrent portion of operating lease liabilities	-
Total operating lease liabilities	$6,939

The following summarizes other supplemental information about the Company’s operating lease as of January 31, 2021:

Weighted-average remaining lease term	0.14 years
Weighted-average discount rate	2.29% - 2.76%

Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at January 31, 2021 were as follows:

Year Ended April 30, 2021	$6,952
Thereafter	-
Total operating lease payments	$6,952
Less: Imputed interest	13
Total operating lease liabilities	$6,939

We had operating lease costs of $45,199 for the nine months ended January 31, 2021, which are included in general and administrative expenses in the statement of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

During the nine months ended January 31, 2021, the Company incurred management fees of $9,200 to the CEO of the Company.

NOTE 7 – COMMITTMENT

On January 1, 2021, the Company signed a consulting service agreement with an independent contractor. Pursuant to the agreement, the Company issued 250,000 shares of ordinary common stock at market stock price of $0.95 per share to the consultants for service at $237,500. In six months from the date of the agreement, the Company will issue another 250,000 shares of ordinary common stock to the consultants.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to January 31, 2021 and through the date that these financials were issued, the Company had the following subsequent events:

On April 21, 2021, the Company issued common and preferred stock units comprising of 20,000 shares of founder’s class A common stock and 5,000 shares of founder’s series A non-voting redeemable preferred stock to a non-affiliate for consideration of $50,000.

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

Overview

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors. On January 31, 2020 we announced the launch of cbdGPO, https://cbdgpo.com/, a group purchasing organization (GPO) for the CBD and Hemp industry, and the establishment of a sales office for cbdGPO in Hernando Beach, Florida. Through cbdGPO, we will seek to make the process of ordering premium CBD products fast, simple, reliable, and affordable. cbdGPO and GPO Plus, Inc. are brokers and do not take possession of CBD products.

Recent Developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended January 31, 2021 and 2020, which are included herein.

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

We earned revenues of $591,757 incurred cost of revenue of $532,281 and generated gross profit of $59,476 from our operations during the three months ended January 31, 2021. We did not earn any revenues during the three months ended January 31, 2020.

	Three Months Ended
	January 31,
	2021	2020	Changes	%

Revenues	$591,757	$-	$591,757	100%
Cost of revenue	532,281	-	532,281	100%
Gross Profit	59,476	-	59,476	100%
Operating Expenses	(404,348)	(8,473)	(395,875)	4672%
Loss from Operations	(344,872)	(8,473)	(336,399)	3970%
Net Loss	$(344,872)	$(8,473)	$(336,399)	3970%

We had a net loss of $344,872 for the three months ended January 31, 2021 compared to a net loss of $8,473 for the three months ended January 31, 2020.

Our operating expenses for the three months ended January 31, 2021 were $404,348 compared to $8,473 for the three months ended January 31, 2020. The increase in operating expenses during the three months ended January 31, 2021 was due to an increase in operating activity resulting in increased professional fees which includes increases in accounting fees, legal fees, consulting fees and stock based compensation from common shares issued to consultants for service rendered, increased wages and salaries and increased general and administrative expense mainly attributed to the increase in lease expense, advertising and marketing and other office and administrative expenses.

Nine Months Ended January 31, 2021 Compared to Nine Months Ended January 31, 2020

We earned revenues of $622,384, incurred cost of revenue of $532,931 and generated gross profit of $89,453 from our operations during the nine months ended January 31, 2021. We did not earn any revenues during the nine months ended January 31, 2020.

	Nine Months Ended
	January 31,
	2021	2020	Changes	%

Revenues	$622,384	$-	$622,384	100%
Cost of revenue	532,931	-	532,931	100%
Gross Profit	89,453	-	89,453	100%
Operating Expenses	(581,932)	(21,892)	(560,040)	2558%
Loss from Operations	(492,479)	(21,892)	(470,587)	2150%
Net Loss	$(492,479)	$(21,892)	$(470,587)	2150%

We had a net loss of $492,479 for the nine months ended January 31, 2021 compared to a net loss of $21,892 for the nine months ended January 31, 2020.

Our operating expenses for the nine months ended January 31, 2021 were $581,932 compared to $21,892 for the nine months ended January 31, 2020. The increase in operating expenses during the nine months ended January 31, 2021 was due to an increase in operating activity resulting in increased professional fees which includes increases in accounting fees, legal fees, consulting fees and stock based compensation from common shares issued to consultants for service rendered, increased wages and salaries and increased general and administrative expense mainly attributed to the increase in lease expense, advertising and marketing and other office and administrative expenses.

Liquidity and Financial Condition

Working Capital

	January 31,	April 30,
	2021	2020

Current Assets	$70,060	$16,127
Current Liabilities	$65,195	$5,221
Working Capital	$4,865	$10,906

Our current assets as of January 31, 2021 were $70,063 as compared to total current assets of $16,127 as of January 31, 2020 due to increases in cash and cash equivalents and accounts receivable.

Our total current liabilities as of January 31, 2021 were $65,195 as compared to total current liabilities of $5,221 as of April 30, 2020. The increase was primarily due to an increase in accounts payable and accrued liabilities from increased operating activity, operating lease liabilities related to our executive offices and stock payable from rent to landlord for an office premise.

Our resulting working capital as of January 31, 2021 was $4,865 as compared to our working capital of $10,906 as of April 30, 2020. The decrease in working capital was mainly due to a decrease in prepaid expense, and increases in accounts payable and accrued liabilities, accounts payable, operating lease liabilities and stock payable.

Cash Flows

	Nine Months Ended
	January 31,
	2021	2020

Cash Flows used in Operating Activities	$(202,104)	$(24,479)
Cash Flows used in Investing Activities	(3,803)	-
Cash Flows provided by Financing Activities	237,680	24,479
Net increase in cash during period	$31,773	$-

Operating Activities

Net cash used in operating activities was $202,104 for the nine months ended January 31, 2021 compared with net cash used in operating activities was $24,479 during the same period in 2020.

During the nine months ended January 31, 2021, the net cash used in operating activities was attributed to net loss of $492,479, increased by net changes in operating assets and liabilities of $24,545 and decreased by stock-based compensation of $259,500, amortization of operating right-of-use assets of $43,420 and lease expense to be settled by common stock of $12,000.

During the nine months January 31, 2020, the net cash used in operating activities was attributed to net loss of $21,892 increased by changes in operating assets and liabilities of $2,587.

Investing Activities

During the nine months ended January 31, 2021, net cash used in investing activities was $3,803 for acquisition of equipment.

During the nine months ended January 31, 2020, the Company did not have any investing activities.

Financing Activities

During the nine months ended January 31, 2021, net cash from financing activities was $237,680 compared to $51,050 during the same period in 2020. Proceeds from financing activities during the nine months ended January 31, 2021 were derived from proceeds from issuance of preferred stock and common stock units of $237,500, proceeds from issuance of preferred stock of $100 and proceeds from issuance of common stock of $80.

During the nine months ended January 31, 2021, net cash from financing activities was $51,050 for proceeds from loans from a former director.

Going Concern

As of January 31, 2021, we had cash on hand of $31,776. We generated revenues of $622,384 and gross profit of $89,453 during the nine months ended January 31, 2021 but incurred net loss of $492,479 during the period and a cumulative net loss of $611,295 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2021. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2021.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 14, 2020 the Company was included in what it believes to be a non-material litigation filed in the Circuit Court of the Fifth Judicial Circuit, Hernando County, Florida Case No. 20-CA-0652, MNP Industries, LLC vs Smeal et al.

On December 17, 2020 the court issued an Order denying the Plaintiff’s request for injunctive relief to GPOX and all defendants regarding non compete provisions and use of customer lists. The defendants in the case are now free to work for a competitor of Plaintiff and can service current and former customers of Plaintiff, use the customer list and can even solicit customers and or the customer list, this was a huge victory for GPOX.

The only injunctive relief granted to Plaintiff was that the parties could not make negative comments about the Plaintiff.

After the Company instructed counsel to file a motion to dismiss the complaint, the original complaint was dismissed by the court and the Plaintiff filed an amended complaint to which alleged several business torts, which GPOX filed affirmative defenses and a counter claim.

The court has ordered the parties to go to Mediation on May 6, 2021.

With the exception of the above described complaints, which we believe to be non-material, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On December 30, 2020, the Company issued 80,000 shares of ordinary common stock at $0.001 per share for cash proceeds of $80 to nonaffiliates through private placement.

On December 29, 2020, the Company issued restricted stock awards for 20,000 shares of ordinary common stock at market stock price of $1.10 per share to employees at $22,000. Restricted stock awards were issued to certain employees as consideration for services rendered. The restricted stock units were vested immediately on the date of grant.

On January 1, 2021, the Company issued 250,000 shares of ordinary common stock at market stock price of $0.95 per share to consultants for service at $237,500.

During the nine months ended January 31, 2021, the Company issued common and preferred stock units comprising of 95,000 shares of founder’s class A common stock and 23,750 shares of founder’s series A non-voting redeemable preferred stock to non-affiliates for total consideration of $237,500.

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50. See Note 6.

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to a consultant of the Company at $0.0001 per shares for consideration of $50. See Note 6.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT NUMBER	Exhibit Description

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPO PLUS, INC.
(Registrant)

Dated: April 30, 2021	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

