Form 10-K
period 2021-04-30
GPO Plus, Inc.
filed 2021-09-13
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2020, was $4,662,008 based on a $1.08 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

18,941,316 shares of common stock as of September 10, 2021

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

As used in this current report and unless otherwise indicated, the terms “we,” “us,” “our” and “our company” mean GPO Plus, Inc. (formerly Global House Holdings Ltd.), unless otherwise indicated.

PART I

ITEM 1. BUSINESS

General Overview

History

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

On June 19, 2020, the Company approved an agreement and plan of merger for the purposes of changing our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. Pursuant to the agreement and plan of merger, our company merged with our wholly-owned subsidiary GPO Plus, Inc., a Nevada corporation. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc. The name change, as well as a 12:1 reverse stock split, was approved by FINRA and effective August 20, 2020. All share amounts in this Report reflect the reverse stock split.

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Pojunis’s ownership has since been diluted to 29.04%, and Mr. Chen no longer holds any equity interest in our Company.

Concurrently with the above-described change in control, Mr. Chen resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company, and Chun Hao Chen resigned as the Secretary of the Company. Having consented to act as sole officer and director of the Company, Mr. Pojunis was appointed to fill the ensuing vacancies.

On June 11, 2020, our board of directors approved a reverse stock split of our issued and authorized shares of common stock on the basis of twelve (12) old shares for one (1) new share. Also, on June 11, 2020, our board of directors approved an agreement and plan of merger for the purposes of changing our corporate name from Global House Holdings Ltd. to GPO Plus, Inc.

The 1 for 12 reverse split, merger, name and symbol change became effective at the open of business on August 20, 2020. As a result of the reverse stock split, our authorized capital decreased from 1,500,000,000 shares of common stock to 125,000,000 shares of common stock. Correspondingly, our issued and outstanding capital decreased from 111,800,000 shares of common stock to 9,316,664 shares of common stock. The $0.001 par value of our common shares remains unchanged. The reverse split is payable upon surrender and no fractional shares were issued. Fractional shares were be rounded up. Pursuant to the agreement and plan of merger, our Company merged with our wholly-owned subsidiary GPO Plus, Inc., a Nevada corporation. Global House Holdings Ltd. remains the surviving company of the merger, continuing under the name GPO Plus, Inc.

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

On August 19, 2020, we entered into a Designated Territory Distribution Agreement with SafeHandles LLC (“SafeHandles”). SafeHandles is a California based creator and supplier of certain products known as SafeHandles®, which include antimicrobial sleeves, Ster-Roll™ Tape, ADA adhesive products, and other related accessories. Pursuant to the agreement, SafeHandles has appointed the Company as the exclusive distributor of its product in the states of Nevada, Colorado, Texas, Florida, Mississippi, and for the gaming industry. The Company will also hold non-exclusive distribution rights outside the territory. The initial term of the agreement began on July 30, 2020 and will continue through December 31, 2025, subject to fulfillment of sales targets. If the Company is not in breach of the agreement at the end of the initial term (December 31, 2025) and the agreement has not been otherwise terminated, SafeHandles may extend the agreement for an additional five (5) year term in its discretion.

On May 21, 2021, the Company authorized the sale and issuance of up to 19,625,000 Shares of its common stock and 175,000 Series A Non-Voting Redeemable preferred stock. Additionally, the initiated a Reg D 506c offering for the sale of up to $5,000,000 million dollars of its shares with warrants referred to as Units, ("Units") each unit costs $1,500.00 and consists of one thousand (1,000) shares of common stock at $1.50 a share and one thousand (1,000) bonus Warrants to purchase an additional share of common stock for $2.00 each Warrant. As of September 10, 2021, the Company sold 18,941,316 shares of common stock, 203,750 Series A Non-Voting Redeemable preferred stock and issued an aggregate of 448,000 of such warrants.

On June 16, 2021, (the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”). Pursuant to the Note, the Company promises to pay the principal sum of the Note to the noteholder on the date that is the nine-month anniversary of the original issue date, or such earlier date as the Note is required or permitted to be repaid as provided thereunder, and to pay interest to the noteholder on the aggregate unconverted and then outstanding principal amount of the Note in accordance with the provisions thereof. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 9% per annum, calculated based on a 360-day year and shall accrue daily commencing on the original issue date until payment in full of the outstanding principal (or conversion to the extent applicable), together with all accrued and unpaid interest, liquidated damages and other amounts which may become due thereunder, has been made.

On September 8, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $150,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”).  The Note matures nine months from the issuance date and accrues interest at 9%.

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

GPO Plus identifies underserved markets, segments and industries where there is little to no competition and develops specific GPOs around them. In addition, unlike major GPOs, GPO Plus has low MOQ’s (minimum order quantities) which enable small and mid-sized companies to participate with larger corporations. We communicate with our members to determine their needs to ensure GPO Plus provides relevant products and services, sustainable low prices and cost structures, increased efficiencies, and attentive customer service.

GPO Plus develops industry specific GPOs that leverage the aggregated purchasing power of its members. The GPOs use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

Principal Products or Services and their Markets

Our main business segments are HealthGPO, a Group Purchasing Organization for the Healthcare industry, and cbdGPO, a Group Purchasing Organization for the hemp industry. In addition, GPOPlus offers professional services through GPOPRO Services.

HealthGPO

HealthGPO is a Group Purchasing Organization (GPO) for healthcare related products and services for the emerging alternative market. Our target members are in and around the healthcare industry that include hospitals, medical practice groups, laboratories, and professional physicians as well as entities not directly related to healthcare such as general businesses and governmental agencies. We intend to save our members money by aggregating purchases, negotiating with vendors, and sharing discounts. We aim to save our members time and alleviate headaches by streamlining orders and offering integrated solutions leading to considerable supply chain efficiencies.

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

HealthGPO also addresses the needs of individual consumers who want access to products at a good price that are typically only available to healthcare professionals. We intend on developing a b2c (business to consumer) portal to sell healthcare and wellness products directly to consumers.

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

HealthGPO’s Business Model

HealthGPO is committed to becoming an alternative option for all the needs of today’s healthcare industry. As demand increases for medical products, HealthGPO is responding by offering discounts (usually substantial discounts) on quality products with small minimum order quantities (“MOQ’s”). Our business presents to the marketplace an increasing number of offerings across the broad spectrum of medical supplies, including emerging medical and preventative products that have unique value propositions.

Membership

HealthGPO is developing for the future a tiered, fee-based membership structure for our prospective members. Members will be entitled to receive priority services and benefits according to their membership tier. We expect to finalize and implement our planned membership structure during 2021. Fees and benefits will be assessed and adjusted on an ongoing basis to optimize our supply chain and meet the needs of our members. Participation in HealthGPO will be on a trial basis until our membership structure is finalized.

Problems

Current domestic market conditions illustrate how medical supplies have become increasingly more expensive. Product quality ranges drastically due to relaxed regulatory standards, and suppliers that require high MOQs, which force businesses to make sizable investments in product purchases. Front-line management face overpowering competition, leaving established organizations to dominate the marketplace and dictate the pricing. These businesses must also compete with the government.

Crisis also breeds opportunity which, unfortunately, is not always honorable or altruistic. There are those who have ulterior motives, driven more by profit than service or quality. Businesses who are unfamiliar with the struggles this sector may face challenges in being able to easily evaluate products and services among the widely divergent choices available. HealthGPO seeks to make this process easier by identifying viable options for our members and, we hope, adding protections against these challenges.

Solutions

Through innovative strategies, technology, and key relationships within the healthcare industry, HealthGPO utilizes the power of Group Purchasing for the exclusive benefit of our members. HealthGPO brings new solutions to businesses and established healthcare companies seeking alternatives to enter into or expand in the industry. HealthGPO provides new sources of discounted, non-traditional, yet fully approved and vetted materials as required, products that have a unique value proposition, and a wide range of business consulting services for new and existing businesses.

This will also include focused concentration on supply chain optimization. Our members will be able to get the products and services they need, when they need them and at a price they can afford.

Opportunity

An alternative market has been emerging due to the increased mandated compliance with public health standards and procedures in response to the global pandemic. Government workers, non-healthcare commercial buildings, and general businesses now have a need for medical and protective equipment as well as having to perform continuous disinfecting procedures. Certain businesses are providing customers common PPE items such as hand sanitizers, protective masks, and gloves.

HealthGPO’s potential market is vast. In addition to traditional healthcare companies, there is also the new emerging market which includes, but is not limited to, convenience stores, hotels, strip mall stores, restaurants, etc. The different businesses in this emerging alternative market have a need for additional services, medical equipment, and PPE products. Previously, existing GPOs wouldn’t consider servicing these kinds of businesses and presumably couldn’t facilitate the new demand. In certain cases, healthcare GPOs’ internal governance prohibits them from working with companies that are not in the healthcare industry.

Many companies have been affected by reduced cash-flow and now face additional costs and challenges to stay in business and also be compliant. To meet the needs of our members, HealthGPO makes purchasing necessary products and essential supplies easy and affordable. Furthermore, due to the relationships with its vendors, HealthGPO has unique access to “in demand” products that other organizations may not have, and cannot get, access to.

cbdGPO

cbdGPO will employ an operating structure and strategy similar to HealthGPO to provide an alternative procurement option to the hemp industry. As demand for hemp products continues to increase and cbdGPO will aim to offer quality proven products at discounted rates without having to place substantial orders. To that end, they plan to offer a wide range of products and services to meet the needs of their members.

GPO Plus created the first hemp/CBD Group Purchasing Organization in order to extend large volume pricing of hemp products and raw materials to small quantity buyers, allowing them to get the highest quality products at bulk pricing discounts without minimum order quantities.

cbdGPO is a membership-based buying group to help hemp companies including wholesalers, manufacturers, distributors and labs realize savings and efficiencies by aggregating purchasing volume and using that leverage to negotiate discounts with manufacturers, distributors, and other vendors. We foresee that cbdGPO will allow wholesalers and other hemp companies to obtain the best quality consistent products at the best value.

Membership

cbdGPO is developing a tiered, fee-based membership structure for its prospective members. Members will be entitled to receive priority services and benefits according to their membership tier. We expect to finalize and implement our planned membership structure during 2021. Fees and benefits will be assessed and adjusted on an ongoing basis to optimize the supply chain and meet the needs of its members. Participation in cbdGPO will be on a trial basis until the membership structure is finalized.

Following the Federal legalization of hemp products in the United States, there is an overwhelming demand for high quality hemp products for both consumers as well as businesses looking to break into this lucrative industry. cbdGPO intends to ensure that its suppliers deliver safe, cost-effective hemp products to its members.

Purchasing Strategy and Request for Proposal Process

cbdGPO’s purpose is to help future members to realize savings and efficiencies by aggregating purchasing volume and using that leverage to negotiate discounts with manufacturers, distributors, and other vendors. We seek to offer members the best products at the best value with approved suppliers.

Approved Suppliers

cbdGPO suppliers will manufacture and produce raw materials (isolate and distillate) and/or white label and private label hemp products. They only partner with licensed hemp suppliers, preferred vendors, manufacturers, and/or agents of cbdGPO.

All suppliers have been and will continue to be thoroughly vetted by cbdGPO. Vetting procedure may include, without limitation, site inspection(s), independent testing, and corporate background checks. Suppliers must be compliant with all applicable federal and state regulations. Approved suppliers must produce a complete chain of product custody (including all Certificates of Authenticity (“COA”) from the Drug Enforcement Administration (“DEA”) approved labs) and confirm all manufacturing of products are conducted in Food and Drug Administration (“FDA”) inspected and approved facilities.

GPOPRO Services

In addition to addressing industry specific purchasing needs, GPOPlus plans to offer professional services through GPOPRO Services to its members. Planned services include:

•	GPO PAY—low-cost reliable payment processing. GPOPlus will work directly with institutions to provide low-cost and reliable payment processing services to its members.

•	GPO SAFE-SHIP—a licensed, insured, and bonded shipping solution for our members. The primary focus will be business to business shipping; however, we intend to offer direct-to-consumer shipping at some point as well.

•	GPO INSURANCE— offering multiple types of insurance and coverage to our members.

•	GPO SUPPLIES—GPO Supplies will offer custom packaging, labels, lab equipment and materials, apparel, merchandise, general printing, and promotional items to all members.

Competition and Competitive Strategy

Competition

The group purchasing marketplace remains one of the fastest growing industries in the country. Group purchasing is used in many industries to purchase raw materials and supplies, but it is also a common practice in the grocery, healthcare, electronics, industrial manufacturing and agricultural industries. In recent years, group purchasing has also begun to take root in the nonprofit community. In the healthcare field, GPOs have most commonly been accessed by acute-care organizations, but non-profit Community Clinics and Health Centers throughout the U.S. have also been engaging in group purchasing.

Some of the companies holding the largest market share in the Healthcare related Group Purchasing Organizations industry include:

•

Premier, Inc. NASDAQ: PINC (Charlotte, N.C.) Premier, Inc. (“Premier”) is a leading healthcare improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 175,000 other providers and organizations to transform healthcare. With integrated data and analytics, collaboratives, supply chain solutions, and consulting and other services, Premier enables better care and outcomes at a lower cost. 3,000 hospitals and 110,000 other healthcare providers. In addition to leveraging contracts for its member providers, Premier also has a clinical database containing information on approximately $41 billion in annual purchasing data, approximately 2.5 million real-time daily clinical transactions and data on one third of discharges nationwide.

•

McKesson Corporation NYSE: MCK (Irving, TX) - McKesson Corporation “(McKesson”) is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. McKesson partners with pharmaceutical manufacturers, providers, pharmacies, governments and other organizations in healthcare to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively. United by its ICARE shared principles, McKesson’s employees work every day to innovate and deliver opportunities that make its customers and partners more successful - all for the better health of patients.

•

Intalere PRIVATE (St. Louis, MO) – Intalere Private (“Intalere”) is a group purchasing organization whose mission focuses on elevating the health of healthcare by designing solutions to improve its members’ financial, operational and clinical performance. Intalere empowers its customers and delivers measurable results through its highly personalized approach of creating strategies and programs focused on their goals. From managing their entire spend to strategic consulting around diagnosing particular areas of concern, Intalere’s unique provider-owned model allows it to leverage nationally recognized best practices in supply chain and patient outcomes to drive efficiencies for its members.

•

MedAssets (Alpharetta, Ga.) - 4,400 hospitals and 122,000 non-acute healthcare providers. MedAssets is an exclusively healthcare-focused GPO that serves four out of five hospitals in the U.S. The GPO manages more than $50 billion in supply expense, $2.5 billion in labor expense and $365 billion in gross revenue on behalf of its clients.

While the market health industry GPOs are well established, GPO participation in the emerging hemp industries is in its infancy. Certain refined and unrefined hemp products are presently offered by a small number of generalized healthcare and agricultural group purchasers; however, no GPO has emerged as a dominant market presence to meet the needs of the growing global hemp market.

Competitive Strategy

As a start-up provider of GPOs and related services, we plan on establishing our competitive position by leveraging industry relationships, utilizing superior market research and having operational flexibility and marketing strategies tailored to new and developing markets in the healthcare and hemp industries.

Marketing Strategy

We plan to market our services through a variety of channels including industry targeted print advertising campaigns, email, and telephone-focused direct marketing. We also intend to establish a network of sales offices in major industry centers. In July 2020, we established our first sales office in Florida. We will seek to develop alliances with key industry organizations in order to access the broadest possible range of industry participants.  Attending major industry conferences and tradeshows will increase our visibility in the markets from which we intend to draw our membership base.

In order to attract members and promote products through our website, we will also market through online advertisements.

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

Employees and Consultants

We had no employees as of April 30, 2021 or as at the date of this Annual Report. Our sole officer and director furnishes his time to the development of our company at no cost. As at the date of this Annual Report we are actively recruiting employees. We anticipate that we will require approximately 15 to 20 employees during fiscal 2022. We may also engage independent contractors as required to assist us in developing our business.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We have a limited operating history with significant losses.

We have only begun to generate revenues this past fiscal year. Our net loss for the year ended April 30, 2021 was $624,454. We also anticipate sustaining a loss from operations for the fiscal year ended April 30, 2022. Our profitability will depend on our ability to successfully market and attract members for our GPOs and sell products and services to our GPO membership, and there can be no assurance that we will be able to do so. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

Although we secured gross proceeds of $250,000 and $150,000 from the issuance of convertible debentures in June and September 2021, respectively, we anticipate needing significant capital to develop our sales force and effectively market our GPOs. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we will require external financing to satisfy our operating and capital needs. We will need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.

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

Additional pandemic-related risks to our business include without limitation, the risk of breach of material contracts, employee health, workforce productivity, limitations on travel, the availability of industry experts and personnel, unknown adverse global public health developments, and other factors beyond the Company’s control, any of which may have a material and adverse effect on our business, financial condition, results of operations, and securities.

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

As of April 30, 2021, the Company had $12,407 in cash and cash equivalents, $5,252 of accounts receivable and $2,000 in prepaid expenses. We expect to continue our efforts to develop, market, and establish our GPO operations. However, we anticipate that we will be required to sell additional equity securities which will result in dilution to our existing stockholders. Furthermore, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from you prior to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

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

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders. The amount of any debt financing we incur creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our shareholders after payment of our debts.

The trading price of our Common Stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations located outside of the United States. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations, including the following:

•	variations in our revenues, earnings and cash flow;
•	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;
•	announcements of new offerings, solutions and expansions by us or our competitors;
•	changes in financial estimates by securities analysts;
•	detrimental adverse publicity about us, our brand, our services or our industry;
•	additions or departures of key personnel;
•	sales of additional equity securities; and
•	potential litigation or regulatory investigations.

Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. We currently have 18,941,316 shares of common stock outstanding, with approximately 29.04% of the shares being held by our sole officer and director. We cannot predict what effect, if any, market sales of securities held by our significant shareholder or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120. This office is currently leased for a term of 6 months at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company (calculated based on a 10% discount to fair market value at the time of payment) and $2,000 payable in cash. We may extend our lease on a month-to-month basis following expiration of the initial term.

We also maintain a sales office at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased for a term of 12 months expiring on April 30, 2022, at the cost of $1,857.50 per month.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On August 14, 2020, the Company was included in what it believes to be a non-material litigation filed in the Circuit Court of the Firth Judicial Circuit, Hernando County, Florida Case No. 20-CA-0652, MNP Industries, LLC (“Plaintiff”) vs Smeal et al. The complaint, which alleges the breach of certain non-compete agreements by multiple defendants, attempts to implicate the Company on the mistaken belief that the Company had acquired another defendant, Miracle Products, LLC. There is not, however, any common ownership or affiliate relationship among the Company and the co-defendants, and the Company is not party to any non-compete agreement with the plaintiff. The Plaintiff amended its complaint to allege breach of NDA and Trade Secret violations which the company believes to be groundless. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. On December 17, 2020, the court issued an order, denying the Plaintiff’s request, and so all of the defendants in the case are now free to work for a competitor of Plaintiff and can service current and former customers of Plaintiff, use the customer list, and can even solicit customers and or the customer list. This was a huge victory for GPOX. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted and to file a counter lawsuit against the Plaintiff.

With the exception of the above-described complaint, which we believe to be non-material, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares have been listed for quotation on the OTCQB under the trading symbol “ GPOX” since March 2021. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. OTC securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Market issuers are traditionally smaller companies that are financially distressed, in bankruptcy, or do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of September 10, 2021we had 100 shareholders of record of our common stock with 18,941,316 shares of common stock outstanding.

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

The following table provides information regarding our equity compensation plans as of April 30, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	-	N/A	240,358 common shares

(1)

On May 21, 2021, the Company issued 1,959,642 shares of immediately-vested common stock to employees and consultants under the 2020 Equity Incentive Plan. The market value of the shares on the grant date was $2.45 per share, resulting in a $4,801,123 expense and 240,358 remaining shares issuable under the plan. No options or warrants were issued in connection with these common shares.

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended April 30, 2021 or subsequently through the date of this report.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended April 30, 2021 and 2020, which are included herein.

We had revenues of $826,731 for the year ended April 30, 2021 and no revenues from our operations during the year ended April 30, 2020.

Year Ended April 30, 2021 Compared to Year Ended April 30, 2020

	Year Ended
	April 30,
	2021	2020	Changes	%

Revenues	$826,731	$-	$826,731	100%
Cost of revenue	731,251	-	731,251	100%
Gross Profit	95,480	-	95,480	100%
Operating Expenses	(719,934)	(27,366)	(692,568)	2531%
Loss from Operations	(624,454)	(27,366)	(597,088)	2182%
Net Loss	$(624,454)	$(27,366)	$(597,088)	2182%

Our audited financial statements report a net loss of $624,454 for the year ended April 30, 2021 compared to a net loss of $27,366 for the year ended April 30, 2020. The increase in net loss during the year ended April 30, 2021 was due to an increase in the operating expenses.

During the year ended April 30, 2021, the Company recognized revenue of $826,731 and incurred cost of revenue of $731,251, generating gross profit of $95,480.

Our operating expenses for the year ended April 30, 2021 were $719,934 compared to $27,366 for the year ended April 30, 2019. The operating expenses consists of general and administrative expenses of $159,014, professional fees of $491,765, salaries and wages of $58,164 and management fee of $10,991. The operating expenses for the year ended April 30, 2020 consisted solely of professional fees. The increase in operating expenses during the year ended April 30, 2021 was due to the business activity of the Company during the year.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2021	2020

Current Assets	$19,659	$16,127
Current Liabilities	$91,268	$5,221
Working Capital (Deficiency)	$(71,609)	$10,906

Our total current assets as of April 30, 2021 were $19,659 as compared to total current assets of $16,127 as of April 30, 2020 due to an increase in cash and cash equivalents and accounts receivable.

Our total current liabilities as of April 30, 2021 were $91,268 as compared to total current liabilities of $5,221 as of April 30, 2020. The increase was primarily due to an increase in accounts payable and accrued liabilities and stock payable.

Our working capital deficit at April 30, 2021 was $71,609 as compared to working deficiency of $10,906 as of April 30, 2020. The increase in working capital deficiency was attributed to an increase in accounts payable and accrued liabilities and stock payable.

Cash Flows

	Year Ended
	April 30,
	2021	2020

Cash Flows used in Operating Activities	$(269,554)	$(29,391)
Cash Flows used in Investing Activities	(5,719)	-
Cash Flows provided by Financing Activities	287,680	29,391
Net increase (decrease) in cash during period	$12,407	$-

Operating Activities

Net cash used in operating activities was $269,554 for the year ended April 30, 2021 compared with net cash used in operating activities of $29,391 during the prior year.

During the year ended April 30, 2021, the net cash used in operating activities was attributed to net loss of $624,454 by stock based compensation of $259,500, depreciation of $478, lease expenses to be settled by common stock of $18,000 and net changes in operating assets and liabilities of $76,922.

During the year ended April 30, 2020, the net cash used in operating activities was attributed to net loss of $27,366, increased by net changes in operating assets and liabilities of $2,025.

Investing Activities

During the year ended April 30, 2021, we used $5,719 for investing activities from the acquisition of equipment. During the year ended April 30, 2020, we did not use any funds in investing activities.

Financing Activities

During the year ended April 30, 2021, net cash from financing activities was $287,680 compared to $29,391 during April 30, 2020. During the year ended April 30, 2021, the Company received proceeds from issuance of preferred stock of $100, proceeds from issuance of common stock of $80 and proceeds from issuance of preferred stock and common stock units of $287,500. During the year ended April 30, 2020, the Company received proceeds from the former Director of the Company of $29,391.

Cash Requirements

As of April 30, 2021, we had cash and cash equivalents of $12,407, accounts receivable of $5,252 and prepaid expenses of $2,000. During the years ended April 30, 2021 and 2020, we received advances from our former sole officer of $0 and $29,391, respectively, and proceeds from equity issuances of $287,680 and $0, respectively. During the year ended April 30, 2021, the Company recognized revenue of $826,731, incurred cost of revenue of $731,251 and generated gross profit of $95,480. We did not generate any revenue from our business operations during the year ended April 30, 2020.

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

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities. We presently do not have any arrangements for additional financing for the expansion of our future operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations. If we are not successful in raising sufficient capital to execute our business plan, we will be required to scale down or delay our plan of operation to accommodate our available resources.

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

Revenue Recognition

During the year ended April 30, 2021, the Company generated its first revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company engages in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors. The Company identifies underserved markets, segments and industries where there is little to no competition and develops specific GPOs around them. The Company develops industry specific GPO that leverage the aggregated purchasing power of its members. The GPOs use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

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

Share-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees to be calculated based on its fair value at the measurement date (generally the grant date) and recognized in the consolidated statement of operations over the requisite service period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GPO Plus, Inc.

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPO Plus, Inc. (the Company) as of April 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. At April 30, 2021, the Company had an accumulated deficit of $743,270. The Company has contractual obligations such as commitments for repayments of accounts payable and other accrued liabilities (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through generation of revenues from operations, management of expenditures, and obtaining debt and/or equity financing for additional funding to meet its operating needs.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to generate revenues and manage expenditures, its ability to access funding via debt financing from related and unrelated parties, and its ability to obtain funding via equity financing. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to generate revenues and manage expenditures, (ii) evaluating the probability that the Company will be able to obtain debt financing, and (iii) evaluating the probability that the Company will be able to access funding from the capital market.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 13, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GPO PLUS, INC.

AUDITED BALANCE SHEETS

	April 30,	April 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$12,407	$-
Accounts receivable	5,252	-
Prepaid expenses	2,000	16,127
Total Current Assets	19,659	16,127

Property, Plant, and Equipment, net	5,241	-

TOTAL ASSETS	$24,900	$16,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	73,268	5,221
Stock payable	18,000	-
Total Current Liabilities	91,268	5,221

Total Liabilities	91,268	5,221

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 and 0 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	3	-
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 and 0 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	100	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 and 0 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	12	-
Common stock, $0.0001 par value, 90,000,000 shares authorized; 9,666,674 and 9,316,674 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	967	932
Additional paid in capital	675,820	128,790
Accumulated deficit	(743,270)	(118,816)
Total Stockholders’ Equity (Deficit)	(66,368)	10,906
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,900	$16,127

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

AUDITED STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2021	2020

Revenues	$826,731	$-
Cost of revenue	731,251	-
Gross Profit	95,480	-

Operating Expenses
General and administrative	159,014	-
Professional fees	491,765	27,366
Salaries and wages	58,164	-
Management fees - related party	10,991	-
Total Operating Expenses	719,934	27,366

Net Loss	$(624,454)	$(27,366)

Net Loss Per Common Share: Basic and Diluted	$(0.06)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,764,797	9,316,674

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

*Balance, April 30, 2019	-	$-	-	$-	-	$-	9,316,674	$932	$18,746	$(91,450)	$(63,387)
Forgiveness of related party loan			-	-	-	-	-	-	101,659	-	101,659
Net loss			-	-	-	-	-	-	-	(27,366)	(27,366)
*Balance, April 30, 2020	-	$-	-	$-	-	$-	9,316,674	$932	$128,790	$(118,816)	$10,906
Issuance of Preferred Stock and Class A Common Stock units for cash	28,750	3	-	-	115,000	12	-	-	287,485	-	287,500
Issuance of Common Stock for cash	-	-	-	-	-	-	80,000	8	72	-	80
Issuance of Preferred Stock for cash	-	-	1,000,000	100	-	-	-	-	-	-	100
Stock based compensation	-	-	-	-	-	-	270,000	27	259,473	-	259,500
Net loss	-	-	-	-	-	-	-	-	-	(624,454)	(624,454)
Balance, April 30, 2021	28,750	$3	1,000,000	$100	115,000	$12	9,666,674	$967	$675,820	$(743,270)	$(66,368)

*Retroactively restated reverse stock split 12:1

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

AUDITED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(624,454)	$(27,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	259,500	-
Depreciation of furniture and equipment	478
Lease expense to be settled by common stock	18,000	-
Changes in operating assets and liabilities:
Accounts receivable	(5,252)	-
Prepaid expenses	14,127	4,231
Accounts payable and accrued liabilities	68,047	(6,256)
Net cash used in Operating Activities	(269,554)	(29,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,719)	-
Net cash used in Investing Activities	(5,719)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	100
Proceeds from issuance of common stock	80
Proceeds from issuance of preferred stock and common stock units	287,500	-
Proceeds from related party loan	-	29,391
Net cash provided by Financing Activities	287,680	29,391

Net change in cash for period	12,407	-
Cash at beginning of period	-	-
Cash at end of period	$12,407	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loans	$-	$101,659

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2021

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

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Pojunis’s ownership has since been diluted to 29.04%, and Mr. Chen no longer holds any equity interest in the Company.

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $743,270. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

As of April 30, 2021 and April 30, 2020, the Company had cash and cash equivalents of $12,407 and $0, respectively.

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

As of April 30, 2021 and April 30, 2020, the Company had accounts receivable of $5,252 and $0, respectively.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended April 30, 2021 and 2020, no impairment losses have been identified.

As of April 30, 2021 and April 30, 2020, Property, Plant and Equipment was $5,241 and $0, respectively. Depreciation of $478 was incurred during the year ended April 30, 2021.

Revenue Recognition

During the year ended April 30, 2021, the Company generated its first revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company engages in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors. The Company identifies underserved markets, segments and industries where there is little to no competition and develops specific GPOs around them. The Company develops industry specific GPO that leverage the aggregated purchasing power of its members. The GPOs use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

The main business segments are HealthGPO, a Group Purchasing Organization for the Healthcare industry, and cbdGPO, a Group Purchasing Organization for the Hemp industry. In addition, the Company offers professional services through GPOPRO Services.

During the year ended April 30, 2021, the Company recognized $824,065 of revenues related to merchandise and product sales, and $2,666 of revenues related to shipping recovered on merchandise sales. In regard to the sales that occurred during the year ended April 30, 2021, there are no unfulfilled obligations related to the merchandise and product sales.

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

During the year ended April 30, 2021, the Company recognized revenue of $826,731, incurred cost of revenue of $731,251 and generated gross profit of $95,480.

Financial Instruments

The carrying values of our financial instruments, with the exception of the Series A Convertible Preferred Stock, including, cash and cash equivalent, accounts receivable, and accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments.

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

During the year ended April 30, 2021 and 2020, the Company recorded $259,500 and $0 share-based compensation, respectively.

	Year ended
	April 30,
	2021	2020
Common stock award to consultants	$237,500	$-
Restricted common stock award to employees	22,000	-
	$259,500	$-

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had 1,000,000 and 0 shares of Series A Preferred Stock issued and outstanding at April 30, 2021 and 2020, respectively, that are convertible into shares of common stock at a one-for-one rate.  These if-converted common shares have been excluded from the computation of loss per share, as their inclusion would be anti-dilutive due to the Company’s losses.

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

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

As of April 30, 2021 and April 30, 2020, the issued and outstanding ordinary common stock was 9,666,674 and 9,316,674, respectively.

Founders’ Class A Common Stock and Founders Series A Non-Voting Redeemable Preferred Stock

During the year ended April 30, 2021, the Company issued common and preferred stock units comprising of 115,000 shares of founder’s class A common stock and 28,750 shares of founder’s series A non-voting redeemable preferred stock to non-affiliates for total consideration of $287,500.

The founder’s series A non-voting redeemable preferred stock had redemption value of $15 per share at the option of the issuer and as a result, was classified as permanent equity in the Company’s balance sheet.

As of April 30, 2021, the Company had 115,000 shares of founder’s class A common stock issued and outstanding and 28,750 shares of founder’s series A non-voting redeemable preferred stock issued and outstanding.

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

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50 (Note 5).

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to a consultant of the Company at $0.0001 per shares for consideration of $50.

As of April 30, 2021, the Company had 1,000,000 shares of series A preferred stock issued and outstanding.

Stock Payable

On August 5, 2020, the Company entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash (Note 6).

During the year ended April 30, 2021, the Company recorded stock payable of $18,000 for August 2020 to April 2021 lease. As of April 30, 2021, stock payable was $18,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

During the year ended April 30, 2021, the Company incurred management fees of $10,991 to the CEO of the Company.

During the year ended April 30, 2020, the Company received loans from its former sole officer and director totaling $29,391 resulting in a balance owed of $101,659.  Concurrent with the change of control on May 5, 2020 (Note 1), the aggregate related party loan of $101,659 was forgiven and reflected in additional paid-in capital.

NOTE 6 – COMMITTMENTS AND CONTINGENCIES

Consulting Agreement

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

Office Leases

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120. This office is currently leased for a term of 6 months at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company (calculated based on a 10% discount to fair market value at the time of payment) and $2,000 payable in cash. The Company may extend this lease on a month-to-month basis following expiration of the initial term.

The Company also maintains a sales office at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased for a term of 12 months expiring on April 30, 2022 at the cost of $1,857.50 per month.

The leases are exempt from the provisions of ASC 842, Leases, due to the short-terms of their durations.

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

The reconciliation of the net operating loss for year ended April 30, 2021 and 2020 is shown as follows:

	Year Ended
	April 30,	April 30,
	2021	2020
Net loss	$(624,454)	$(27,366)
Add: Stock based compensation	259,500	0
Net operating loss	$(364,954)	$(27,366)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2021 and 2020, are as follows:

	April 30,	April 30,
	2021	2020
Net operating loss carryforward	$(483,770)	$(118,816)
Effective tax rate	21%	21%
Deferred tax asset	(101,592)	(24,951)
Less: Valuation allowance	101,592	24,951
Net deferred asset	$-	$-

The valuation allowance increased by $76,640 and $5,746 during the years ended April 30, 2021 and 2020, respectively. As of April 30, 2021, the Company had $483,770 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018 can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2021 are subject to review by the tax authorities.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended April 30, 2021 or 2020. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2021 or 2020.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at April 30, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to April 30, 2021 and through the date that these financials were issued, the Company had the following subsequent events:

On September 8, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $150,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”).  The Note matures nine months from the issuance date and accrues interest at 9%.

On May 21, 2021, the Company authorized the sale and issuance of up to 19,625,000 Shares of its Common Stock and 175,000 Series A Non-Voting Redeemable Preferred. Additionally, the Company initiated a Reg D 506c Offering for the sale of up to $5,000,000 million dollars of its shares with warrants referred to as Units, “Units” Each unit consists of ten thousand (10,000) shares of common stock at $1.50 a share and ten thousand (10,000) bonus Warrants to purchase an additional share of common stock for $2.00 for each warrant at the purchase price of $15,000.00 per Unit. As of September 10, 2021, the Company has sold 18,941,316 shares of common stock, 203,750 Series A Non-Voting Redeemable Preferred and issued an aggregate of 448,000 of such warrants.

On May 21, 2021, the Company issued restricted stock awards for 1,959,642 shares of ordinary common stock to employees and consultants under the 2020 Incentive Plan at market stock price of $2.45 per share to employees at $4,801,123. Restricted stock awards were issued to certain employees as consideration for services rendered. The restricted stock units were vested immediately on the date of grant.

On May 21, 2021, the Company issued 175,000 Series A Non-Voting Redeemable Preferred Shares to an executive at $10 stated value per share and cash consideration of $17.50.

On June 1, 2021, the Company issued 7,200,000 shares of common stock at market stock price $2.45 per share to non-affiliates at $17,640,000.

On June 16, 2021, (the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”). Pursuant to the Note, the Company promises to pay the principal sum of the Note to the noteholder on the date that is the nine-month anniversary of the original issue date, or such earlier date as the Note is required or permitted to be repaid as provided thereunder, and to pay interest to the noteholder on the aggregate unconverted and then outstanding principal amount of the Note in accordance with the provisions thereof. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 9% per annum, calculated based on a 360-day year and shall accrue daily commencing on the original issue date until payment in full of the outstanding principal (or conversion to the extent applicable), together with all accrued and unpaid interest, liquidated damages and other amounts which may become due thereunder, has been made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2021 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brett H. Pojunis, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Sole Director.

Mr. Pojunis has served as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Sole Director since May 5, 2020. Since 2014, Mr. Pojunis has served on the Board of Directors of a publicly traded agriculture company whose holdings include Green Leaf Farms, a Las Vegas based Nevada licensed Cultivation and Production facility, and Green Leaf Farms International, a 33,600-acre cultivation farm in Jujuy, Argentina.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2021 and 2020; and

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Brett H. H. Pojunis	2021	-	-	-	-	-	-	-	-
Sole Officer and Director	2020	-	-	-	-	-	-	-	-

Jian Han Chen(1)	2021	-	-	-	-	-	-	-	-
Former President, CEO, CFO, Treasurer	2020	-	-	-	-	-	-	-	-
and Director

Chun Hao Chen (2)	2021	-	-	-	-	-	-	-	-
Former Secretary	2020	-	-	-	-	-	-	-	-

____________

(1)	Jian Han Chen resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director on May 5, 2020.
(2)	Chun Hao Chen resigned as Secretary of the Company on May 5, 2020.

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

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2021 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2021 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 18,941,316 shares issued and outstanding as of September 10, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brett H. Pojunis 3571 E. Sunset Road, Suite #300 Las Vegas, Nevada 89120	5,500,000	29.04%

Michael Fugler 3571 E. Sunset Road, Suite #300 Las Vegas, Nevada 89120	6,070,500	32.05%

Directors and Executive Officers as a Group	5,500,000	29.04%

5% Shareholders as a Group	11,570,500	61.09%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On January 21, 2021, the Company issued 500,000 shares of series A preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

During the year ended April 30, 2021, the Company incurred management fees of $10,991 to the CEO of the Company.

During the years ended April 30, 2021 and 2020, the Company’s former sole officer and director loaned the Company $0 and $29,391, respectively, to pay for operating expenses. These amounts were non-interest-bearing and due on demand. During the year ended April 30, 2020 and in conjunction with the change in control on May 5, 2020, the aggregate related party loan of $101,659 was forgiven.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2021 and for fiscal year ended April 30, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended April 30, 2021	Year Ended April 30, 2020

Audit Fees	$16,500	11,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$16,500	$11,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Articles of Incorporation	S-1	3.1	September 22, 2016
3.2	By-Laws	S-1	3.2	September 22, 2016
3.3	Articles of Merger filed with the Nevada Secretary of State on January 31, 2018	8-K	3.1	March 29, 2018
3.4	Certificate of Change filed with the Nevada Secretary of State on January 31, 2018	8-K	3.2	March 29, 2018
3.5	Agreement and Plan of Merger	8-k	3.1	August 20, 2020
3.6	Certificate of Change	8-k	3.2	August 20, 2020
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GPO PLUS, INC.

Dated: September 13, 2021	By:	/s/ Brett H. Pojunis
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

Dated: September 13, 2021	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

