Form 10-K/A
period 2021-04-30
GPO Plus, Inc.
filed 2021-10-25
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

19,266,316 shares of common stock as of October 19, 2021.

EXPLANATORY NOTE

GPO Plus, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the period ended April 30, 2021, which was originally filed on September 13, 2021 (the “Original Filing”). The purpose of this Amendment is to correct unrecorded legal fees in the amount $132,874, restate outstanding weighted average number of basic and diluted common shares as of April 30, 2021 and reclass Founders Series A non-voting redeemable preferred stock to mezzanine equity.

Items Amended in This Amended Annual Report

For the reasons discussed above, we are filing this Amendment to amend the following sections, to the extent necessary, to reflect the adjustment discussed above:

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

The Company has attached to this Form 10-K/A updated certifications executed as of the date of this Amendment by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amendment.

2

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

Holders

As of October 13, 2021we had 100 shareholders of record of our common stock with 20,470,066 shares of common stock outstanding.

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

Year Ended April 30, 2021 Compared to Year Ended April 30, 2020

	Year Ended
	April 30,
	2021	2020	Changes	%

Revenues	$826,731	$-	$826,731	100%
Cost of revenue	731,251	-	731,251	100%
Gross Profit	95,480	-	95,480	100%
Operating Expenses	(852,808)	(27,366)	(825,442)	3,016%
Loss from Operations	(757,328)	(27,366)	(729,962)	2,667%
Net Loss	$(757,328)	$(27,366)	$(729,962)	2,667%

Our audited financial statements report a net loss of $757,328 for the year ended April 30, 2021 compared to a net loss of $27,366 for the year ended April 30, 2020. The increase in net loss during the year ended April 30, 2021 was due to an increase in the operating expenses.

During the year ended April 30, 2021, the Company recognized revenue of $826,731 and incurred cost of revenue of $731,251, generating gross profit of $95,480.

Our operating expenses for the year ended April 30, 2021 were $852,808 compared to $27,366 for the year ended April 30, 2019. The operating expenses consists of general and administrative expenses of $159,014, professional fees of $624,639, salaries and wages of $58,164 and management fee of $10,991. The operating expenses for the year ended April 30, 2020 consisted solely of professional fees. The increase in operating expenses during the year ended April 30, 2021 was due to the business activity of the Company during the year.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2021	2020

Current Assets	$19,659	$16,127
Current Liabilities	$224,142	$5,221
Working Capital (Deficiency)	$(204,483)	$10,906

Our total current assets as of April 30, 2021 were $19,659 as compared to total current assets of $16,127 as of April 30, 2020 due to an increase in cash and cash equivalents and accounts receivable.

Our total current liabilities as of April 30, 2021 were $224,142 as compared to total current liabilities of $5,221 as of April 30, 2020. The increase was primarily due to an increase in accounts payable and accrued liabilities and stock payable.

Our working capital deficit at April 30, 2021 was $204,483 as compared to working deficiency of $10,906 as of April 30, 2020. The increase in working capital deficiency was attributed to an increase in accounts payable and accrued liabilities and stock payable.

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

During the year ended April 30, 2021, the net cash used in operating activities was attributed to net loss of $757,328 by stock based compensation of $259,500, depreciation of $478, lease expenses to be settled by common stock of $18,000 and net changes in operating assets and liabilities of $209,796.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 13, 2021, except the effects of the matters described in Note 4, Note 9 and Note 10 which are dated October 19, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GPO PLUS, INC.

AUDITED BALANCE SHEETS

	April 30,	April 30,
	2021	2020
	(Restated - Note 9)
ASSETS
Current Assets:
Cash and cash equivalents	$12,407	$-
Accounts receivable	5,252	-
Prepaid expenses	2,000	16,127
Total Current Assets	19,659	16,127

Property, Plant, and Equipment, net	5,241	-

TOTAL ASSETS	$24,900	$16,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	206,142	5,221
Stock payable	18,000	-
Total Current Liabilities	224,142	5,221

Total Liabilities	224,142	5,221

Commitments and Contingencies (Note 6)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 and 0 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	224,905	-

Stockholders’ Equity (Deficit):
Series A Convertible Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 and 0 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	100	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 and 0 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	12	-
Common stock, $0.0001 par value, 90,000,000 shares authorized; 9,666,674 and 9,316,674 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	967	932
Additional paid in capital	450,918	128,790
Accumulated deficit	(876,144)	(118,816)
Total Stockholders’ Equity (Deficit)	(424,147)	10,906
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,900	$16,127

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

AUDITED STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2021	2020
	(Restated - Note 9)

Revenues	$826,731	$-
Cost of revenue	731,251	-
Gross Profit	95,480	-

Operating Expenses
General and administrative	159,014	-
Professional fees	624,639	27,366
Salaries and wages	58,164	-
Management fees - related party	10,991	-
Total Operating Expenses	852,808	27,366

Net Loss	$(757,328)	$(27,366)

Net Loss Per Common Share: Basic and Diluted	$(0.08)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,466,701	9,316,674

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

(RESTATED - NOTE 9)

			Stockholders' Equity (Deficit)
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

*Balance, April 30, 2019	-	$-	-	$-	-	$-	9,316,674	$932	$18,746	$(91,450)	$(63,387)
Forgiveness of related party loan			-	-	-	-	-	-	101,659	-	101,659
Net loss			-	-	-	-	-	-	-	(27,366)	(27,366)
*Balance, April 30, 2020	-	$-	-	$-	-	$-	9,316,674	$932	$128,790	$(118,816)	$10,906
Issuance of Preferred Stock and Class A Common Stock units for cash	28,750	224,905	-	-	115,000	12	-	-	62,583	-	62,595
Issuance of Common Stock for cash	-	-	-	-	-	-	80,000	8	72	-	80
Issuance of Preferred Stock for cash	-	-	1,000,000	100	-	-	-	-	-	-	100
Stock based compensation	-	-	-	-	-	-	270,000	27	259,473	-	259,500
Net loss	-	-	-	-	-	-	-	-	-	(757,328)	(757,328)
Balance, April 30, 2021	28,750	$224,905	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)

*Retroactively restated reverse stock split 12:1

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

AUDITED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2021	2020
	(Restated - Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(757,328)	$(27,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	259,500	-
Depreciation of furniture and equipment	478
Lease expense to be settled by common stock	18,000	-
Changes in operating assets and liabilities:
Accounts receivable	(5,252)	-
Prepaid expenses	14,127	4,231
Accounts payable and accrued liabilities	200,921	(6,256)
Net cash used in Operating Activities	(269,554)	(29,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,719)	-
Net cash used in Investing Activities	(5,719)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	100
Proceeds from issuance of common stock	80
Proceeds from issuance of preferred stock and common stock units	287,500	-
Proceeds from related party loan	-	29,391
Net cash provided by Financing Activities	287,680	29,391

Net change in cash for period	12,407	-
Cash at beginning of period	-	-
Cash at end of period	$12,407	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loans	$-	$101,659

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2021

(Restated - Note 9)

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $876,144. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

The founder’s series A non-voting redeemable preferred stock has a redemption value of $15 per share and is contingently redeemable at the holder’s option, and as a result was classified as mezzanine equity in the Company’s balance sheet.  The redemption value of $224,905was determined to be its fair market value.

As of April 30, 2021, the Company had 115,000 shares of founder’s class A common stock issued and outstanding and 28,750 shares of founder’s series A non-voting redeemable preferred stock issued and outstanding.

Series A Convertible Preferred Stock

The Company has designated 1,000,000 shares of series A convertible preferred stock. The series A convertible preferred stock may convert into common stock at a rate equal to one share of common stock for each share of series A convertible preferred stock. Each Series A convertible preferred shareholder is entitled to vote, on one hundred (100) votes for each share held of record on matters submitted to a vote of holders of the Company’s ordinary Common Stock.

On January 21, 2021, the Company issued 500,000 shares of series A convertible  preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50 (Note 5).

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to a consultant of the Company at $0.0001 per shares for consideration of $50.

As of April 30, 2021, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

During the year ended April 30, 2021, the Company incurred management fees of $10,991 to the CEO of the Company.

On January 21, 2021, the Company issued 500,000shares of series A convertible preferred stock to the executive of the Company at $0.0001per share for consideration of $50.

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

The reconciliation of the net operating loss for year ended April 30, 2021 and 2020 is shown as follows:

	Year Ended
	April 30,	April 30,
	2021	2020
Net loss	$(757,328)	$(27,366)
Add: Stock based compensation	259,500	0
Net operating loss	$(497,828)	$(27,366)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2021 and 2020, are as follows:

	April 30,	April 30,
	2021	2020
Net operating loss carryforward	$(616,644)	$(118,816)
Effective tax rate	21%	21%
Deferred tax asset	(129,495)	(24,951)
Less: Valuation allowance	129,495	24,951
Net deferred asset	$-	$-

The valuation allowance increased by $104,544 and $5,746 during the years ended April 30, 2021 and 2020, respectively. As of April 30, 2021, the Company had $483,770 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018 can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2021 are subject to review by the tax authorities.

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

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s financial statements as of April 30, 2021, contained an understatement of professional fees and accounts payable of $132,874 for the unrecorded legal fees, overstatement of weighted average number of basic and diluted common shares outstanding as of April 30, 2021 and incorrect reclassification of Founders Series A non-voting redeemable preferred stock that is redeemable at the holder’s options under mezzanine equity as permanent equity.

The effects of the adjustments on the Company’s previously issued financial statements as of April 30, 2021 are summarized as follows:

	Originally	Restatement	As
	Reported	Adjustment	Restated

Operating Expenses
Professional fees	$491,765	$132,874	$624,639
Total Operating Expenses	$491,765	$132,874	$624,639

Net Loss	$(624,454)	$(132,874)	$(757,328)

Net Loss Per Common Share: Basic and Diluted	$(0.06)	$(0.02)	$(0.08)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,764,797	(298,096)	9,466,701

	Originally	Restatement	As
	Reported	Adjustment	Restated

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$73,268	$132,874	$206,142
Total Current Liabilities	91,268	132,874	224,142

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 and 0 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	-	224,905	224,905

Stockholders' Equity (Deficit):
Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 and 0 shares issued and outstanding at April 30, 2021 and April 30, 2020, respectively	3	(3)	-
Additional paid in capital	675,820	(224,902)	450,918
Accumulated deficit	(743,270)	(132,874)	(876,144)
Total Stockholders' Equity (Deficit)	$(66,368)	$(357,779)	$(424,147)

	Originally	Restatement	As
	Reported	Adjustment	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(624,454)	$(132,874)	$(757,328)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$68,047	$132,874	$200,921

NOTE 10 – SUBSEQUENT EVENTS

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

On May 21, 2021, the Company issued restricted stock awards for 1,959,642 shares of ordinary common stock to employees and consultants under the 2020 Incentive Plan to employees for services valued at $2,939,463, of which 418,000 shares were issued to an executive of the Company Restricted stock awards were issued to certain employees as consideration for services rendered. The restricted stock units were vested immediately on the date of grant.

On May 21, 2021, the Company issued 175,000 Series A Non-Voting Redeemable Preferred Shares to an executive at $10 stated value per share and cash consideration of $17.50.

On May 21, the Company issued 7,200,000 shares of common stock to consultants and executives for services valued at $10,800,000, of which 1,400,000 shares were issued to an executive of the Company

On June 16, 2021, (the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”). Pursuant to the Note, the Company promises to pay the principal sum of the Note to the noteholder on the date that is the nine-month anniversary of the original issue date, or such earlier date as the Note is required or permitted to be repaid as provided thereunder, and to pay interest to the noteholder on the aggregate unconverted and then outstanding principal amount of the Note in accordance with the provisions thereof. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 9% per annum, calculated based on a 360-day year and shall accrue daily commencing on the original issue date until payment in full of the outstanding principal (or conversion to the extent applicable), together with all accrued and unpaid interest, liquidated damages and other amounts which may become due thereunder, has been made.

On September 28, 2021, the Company issued 75,000 shares of ordinary common stock to consultants valued at $112,500 for services.

On October 6, 2021, the Company issued 250,000 shares of ordinary common stock to the two consultants valued at $375,000 for services related to stock payable in pursuant of the consulting service agreements signed on January 1, 2021.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Brett H. Pojunis	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	41	May 5, 2020

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons beneficially owning more than ten percent of our equity securities to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. As of the end of our fiscal year ended April 30, 2020, our officers, directors and persons beneficially owning more than 10% were not subject to file these reports.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 20,470,066 shares issued and outstanding as of October 13, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the executive of the Company at $0.0001 per share for consideration of $50.

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

GPO PLUS, INC.

Dated: October 25, 2021	By:	/s/ Brett H. Pojunis
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

Dated: October 25, 2021	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

