Form 10-Q
period 2021-07-31
GPO Plus, Inc.
filed 2021-10-25
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

19,266,316 common shares issued and outstanding as of October 21, 2021

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended July 31, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$64,639	$12,407
Accounts receivable	31,818	5,252
Prepaid expenses	103,247	2,000
Loan receivable, related party	12,500	-
Total Current Assets	212,204	19,659

Property, Plant, and Equipment, net	4,956	5,241

TOTAL ASSETS	$217,160	$24,900

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	197,564	206,142
Accrued interest	3,107	-
Convertible note payable, net of debt discount of $159,742	120,258	-
Stock payable	3,549,000	18,000
Total Current Liabilities	3,869,929	224,142

Total Liabilities	3,869,929	224,142

Commitments and Contingencies (Note 9)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 shares issued and outstanding	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 shares designated; 175,000 and 0 shares issued and outstanding at July 31, 2021 and April 30, 2021, respectively	1,750,000	-

Stockholders’ Deficit

Series A Convertible Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; and 9,666,674 shares issued and outstanding at July 31, 2021 and April 30, 2021, respectively	1,883	967
Additional paid in capital	14,356,132	450,918
Accumulated deficit	(19,985,801)	(876,144)
Total Stockholders' Deficit	(5,627,674)	(424,147)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$217,160	$24,900

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2021	2020

Revenue	$369,558	$6,338
Cost of revenue	282,106	-
Gross Profit	87,452	6,338

Operating Expenses
General and administrative	69,012	19,407
Professional fees	14,602,362	25,377
Professional fees - related party	4,476,983	-
Management fees - related party	8,720	-
Total Operating Expenses	19,157,077	44,784

Loss from operations	(19,069,625)	(38,446)

Other Expense
Interest expense	(40,032)	-
Total Other Expense	(40,032)	-

Net Loss	$(19,109,657)	$(38,446)

Net Loss Per Common Share: Basic and Diluted	$(1.13)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	16,950,089	9,316,667

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2021	28,750	$224,905	-	$-	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)
Issuance of preferred stock for cash and services – related party	-	-	175,000	1,750,000	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	7,341,642	734	11,011,729	-	11,012,463
Stock based compensation - related party	-	-	-	-	-	-	-	-	1,818,000	182	2,726,818	-	2,727,000
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	166,667	-	166,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(19,109,657)	(19,109,657)
Balance, July 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	18,826,316	$1,883	$14,356,132	$(19,985,801)	$(5,627,674)

	Stockholders' Deficit
	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2020	9,316,667	$9,317	$120,405	$(118,816)	$10,906
Net loss for the period	-	-	-	(38,446)	(38,446)
Balance, July 31, 2020	9,316,667	$9,317	$120,405	$(157,262)	$(27,540)

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,109,657)	$(38,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	11,012,463	-
Stock based compensation - related party	4,476,982	-
Depreciation of furniture and equipment	285	-
Amortization of convertible note discount	36,925	-
Changes in operating assets and liabilities:
Accounts receivable	(26,566)	(6,338)
Prepaid expenses	(101,247)	16,127
Accounts payable and accrued liabilities	(8,578)	11,158
Accrued interest	3,107	-
Stock payable	3,530,790	-
Net cash used in Operating Activities	(185,496)	(17,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(1,916)
Advances on loan receivable, related party	(12,500)	-
Net cash used in Investing Activities	(12,500)	(1,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock for cash	18	-
Proceeds from stock subscription	210	-
Proceeds from issuance of convertible note	250,000	-
Proceeds from deposit	-	50,000
Net cash provided by Financing Activities	250,228	50,000

Net change in cash for period	52,232	30,585
Cash at beginning of period	12,407	-
Cash at end of period	$64,639	$30,585

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in conjunction with the issuance of convertible note	$166,667	$-
Recognition of operating right-of-use assets and operating lease liability	$-	$22,010

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2021

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $19,985,801. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 13, 2021.

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

As of July 31, 2021 and April 30, 2021, the Company had cash and cash equivalents of $64,639 and $12,407, respectively.

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

As of July 31, 2021 and April 30, 2021, the Company had accounts receivable of $31,818 and $5,252, respectively.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended July 31, 2021 and 2020, no impairment losses have been identified.

As of July 31, 2021 and April 30, 2021, Property, Plant and Equipment was $4,956 and $5,241, respectively. Depreciation of $285 and $0 was incurred during the three months ended July 31, 2021 and 2020.

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

During the three months ended July 31, 2021, the Company recognized $367,250 of revenues related to merchandise and product sales, and $2,308 of revenues related to shipping recovered on merchandise sales. In regard to the sales that occurred during the three months ended July 31, 2021, there are no unfulfilled obligations related to the merchandise and product sales.

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

During the three months ended July 31, 2021 and 2020, the Company recognized revenue of $369,558 and $6,338, respectively, incurred cost of revenue of $282,106 and $0, respectively, and generated gross profit of $87,452 and $6,338, respectively.

Financial Instruments

The carrying values of our financial instruments including cash and cash equivalent, accounts receivable, loan receivable and accounts payable and accrued liabilities, accrued interest and convertible notes approximate their fair value due to the short maturities of these financial instruments.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (Note 5)

Convertible Financial Instruments

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

When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. During the three months ended July 31, 2021, the Company has chosen to early adopt of ASU2020-06 and did not record a beneficial conversion feature (“BCF”) discount on the issuance of convertible notes with the conversion rate below the Company’s market stock price on the date of note issuance.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the three months ended July 31, 2021 and 2020, the Company recorded $19,014,235 and $0 stock-based compensation, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees in the statements of operation. Of this amount, $3,524,790 in stock awards had not been issued at July 31, 2021, and is included in Stock Payable on the balance sheet.

	Three months ended
	July 31,
	2021	2020
Common stock award to consultants	$14,537,253	$-
Common stock award to executive - related party	4,476,982	-
	$19,014,235	$-

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the three months ended July 31, 2021, Series A preferred stock, warrants and common stock payable were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	July 31,	July 31,
	2021	2020
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	-
Warrants	280,000	-
Common Stock Payable	2,366,000	-
	3,646,000	-

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at July 31, 2021, that are convertible into shares of common stock at a one-for-one rate. These if-converted common shares have been excluded from the computation of loss per share, as their inclusion would be anti-dilutive due to the Company’s losses. (Note 4)

During the three months ended July 31, 2021, the Company issued a convertible note of $280,000 to a non-affiliate for proceeds of $250,000. The Company issued 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 6)

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on its three months ended July 31, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

On November 20, 2020, the Company filed amended and restated article of incorporation, resulting in increasing the authorized share capital from 125,000,000 shares to 200,000,000 shares and par value from $0.001 per share to $0.0001 per share consisting of the following:

•	90,000,000 shares of ordinary common stock
•	10,000,000 shares of founders’ class A common stock
•	50,000,000shares of blank check common stock
•	500,000 shares of founders’ series A non-voting redeemable preferred stock
•	49,500,000 shares of blank check preferred stock

On January 21, 2021, the Company filed amended certification of stock designation after issuance of class/series for designating 1,000,000 shares of blank check preferred stock as Series A Preferred Stock.

Ordinary Common Stock

On May 21, 2021, the Company issued restricted stock awards for 1,959,642 shares of ordinary common stock to consultants and executives for services under the 2020 Incentive Plan valued at $2,939,463, of which 418,000 shares were issued to an executive of the Company. Restricted stock awards were issued to certain consultants and executives as consideration for services rendered. The restricted stock units were vested immediately on the date of grant. (Note 5)

On May 21, 2021, the Company issued 7,200,000 shares of common stock to consultants and executives for services valued at $10,800,000, of which 1,400,000 shares were issued to an executive of the Company. (Note 5)

As of July 31, 2021 and April 30, 2021, the issued and outstanding ordinary common stock was 18,826,316 and 9,666,674, respectively.

Founders’ Class A Common Stock and Founders Series A Non-Voting Redeemable Preferred Stock

During the year ended April 30, 2021, the Company issued common and preferred stock units comprising of 115,000 shares of founder’s class A common stock and 28,750 shares of founder’s series A non-voting redeemable preferred stock to non-affiliates for total consideration of $287,500.

The founder’s series A non-voting redeemable preferred stock has a redemption value of $15 per share and is contingently redeemable at the holder’s option, and as a result was classified as mezzanine equity in the Company’s balance sheet. The redemption value of $224,905 was determined to be its fair market value.

As of July 31, 2021 and April 30, 2021, the Company had 115,000 shares of founder’s class A common stock issued and outstanding and 28,750 shares of founder’s series A non-voting redeemable preferred stock issued and outstanding.

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

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50. (Note 5)

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to an executive of the Company at $0.0001 per shares for consideration of $50. (Note 5)

As of July 31, 2021 and April 30, 2021, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

Series A Non-Voting Redeemable Preferred Stock

On May 21, 2021, the Company issued 175,000 series A non-voting redeemable preferred shares to an executive of the Company at $10 stated value per share and for cash consideration of $17.50. (Note 5)

The series A non-voting redeemable preferred stock has a redemption value of $10 per share and is contingently redeemable at the holder’s option, and as a result was classified as mezzanine equity in the Company’s balance sheet. The redemption value of $1,750,000 was determined to be its fair market value.

As of July 31, 2021 and April 30, 2021, the Company had 175,000 shares and 0 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

During the three months ended July 31, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 6)

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended July 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2021	-	$-
Granted	280,000	1.25
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of July 31, 2021	280,000	$1.25

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the three months ended July 31, 2021:

Three Months Ended
July 31,
2021
Exercise price	$1.25
Expected term	5 years
Expected average volatility	591%
Expected dividend yield	-
Risk-free interest rate	0.41%

The following table summarizes information relating to outstanding and exercisable warrants as of July 31, 2021:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
280,000	2.88	$1.25	280,000	$1.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at July 31, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of July 31, 2021, the aggregate intrinsic value of warrants outstanding was approximately $210,000 based on the closing market price of $2.00 on July 31, 2021.

As of July 31, 2021, the Company valued the fair value on the 280,000 units of common stock purchase warrants granted at $560,000 based on Black-Scholes option valuation model. The relative fair value of the warrants of $166,667 was allocated to the debt discount of the convertible note amortized over the nine-month term of the note.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loan Receivable

On June 16, 2021, the Company signed an agreement with a related party that is an affiliate of the Company's CEO for a loan of $21,310. The loan is non-interest bearing and has a one-year term. During the three months ended July 31, 2021, the Company has made $12,500 loan payment and will make $8,810 loan payment in August 2021. As of July 31, 2021, the loan receivable was $12,500.

CEO

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

During the three months ended July 31, 2021, the Company incurred management fees of $8,720 to the CEO of the Company.

Executive

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the executive of the Company at $0.0001 per share for consideration of $50.

On May 21, 2021, the Company issued restricted stock awards for 418,000 shares of ordinary common stock to the executive under the 2020 Incentive Plan valued at $627,000 for services.

On May 21, 2021, the Company issued 1,400,000 shares of common stock to the executive valued at $2,100,000 for services.

On May 21, 2021, the Company issued 175,000 series A non-voting redeemable preferred shares to the executive of the Company at $10 stated value per share and for cash consideration of $18.

NOTE 6 – COVERTIBLE NOTE PAYABLE

Convertible note payable at July 31, 2021 consists of the following:

July 31, 2021
Dated June 16, 2021	$280,000
Total convertible note payable, gross	280,000
Less: Unamortized debt discount	(159,742)
Total convertible note payable, net	$120,258

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at $1.00 per share. The note has a payment term of nine months and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 4)

On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the three months ended July 31, 2021, the Company recorded amortization of debt discount of $36,925 reporting under interest expense in the statements of operations.

During the three months ended July 31, 2021, the Company recorded interest expense of $3,107. As of July 31, 2021, the accrued interest payable was $3,107.

As of July 31, 2021, the convertible note payable was $120,258, net of note discount of $159,742.

NOTE 7 – STOCK PAYABLE

	July 31,	April 30
	2021	2021
Common stock award to consultants	$3,525,000	$-
Lease	24,000	18,000
	$3,549,000	$18,000

On January 1, 2021, the Company signed consulting service agreements with two independent contractors. Pursuant to the agreements, the Company issued 250,000 shares of ordinary common stock at market stock price of $0.95 per share to the consultants for service at $237,500. In six months from the date of the agreement, the Company is committed to issue another 250,000 shares of ordinary common stock to the consultants. As of July 31, 2021, the Company has not issued these shares to the consultants but will issue the shares to the consultants subsequent to July 31, 2021. On July 1, 2021, the Company recorded stock payable for 250,000 shares valued at $375,000 for services.

On June 14, 2021, the Company has received $210 cash consideration for the issuance of 2,100,000 shares of ordinary common stock to a consultant for services in pursuant to an agreement signed on May 25, 2021. On June 14, 2021, the Company recorded stock payable for services valued at $3,150,000.

On August 5, 2020, theCompany entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. (Note 8) During the three months ended July 31 2021 and 2020, the Company recorded stock payable of $6,000 and $0, respectively. As of July 31, 2021 and April 30, 2021, stock payable on lease was $24,000 and $18,000, respectively.

As of July 31, 2021 and April 30, 2021, total stock payable was $3,549,000 and $18,000, respectively.

NOTE 8 – COMMITTMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120. This office is currently leased for a term of 6 months at the cost of $4,500 per month, consisting of $2,000 payable in common shares of the Company (calculated based on a 10% discount to fair market value at the time of payment) and $2,500 payable in cash. The Company may extend this lease on a month-to-month basis following expiration of the initial term.

The Company also maintains a sales office at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased for a term of 12 months expiring on April 30, 2022 at the cost of $1,857.50 per month.

The leases are exempt from the provisions of ASC 842, Leases, due to the short-terms of their durations.

NOTE 9 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at July 31, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to July 31, 2021 and through the date that these financials were issued, the Company had the following subsequent events:

On September 8, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $150,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”). The Note matures nine months from the issuance date and accrues interest at 9% per annum.

On September 28, 2021, the Company issued 75,000 shares of ordinary common stock to consultants at $112,500 for services.

On October 6, 2021, the Company issued 250,000 shares of ordinary common stock to the two consultants at $375,000 for services related to stock payable in pursuant of the consulting service agreements signed on January 1, 2021.

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

General Overview

GPO Plus identifies underserved markets, segments and industries where there is little to no competition and develops specific group-purchase organizations (GPOs) around them. In addition, unlike major GPOs, GPO Plus has low MOQ’s (minimum order quantities) which enable small and mid-sized companies to participate with larger corporations. We communicate with our members to determine their needs to ensure GPO Plus provides relevant products and services, sustainable low prices and cost structures, increased efficiencies, and attentive customer service.

GPO Plus develops industry specific GPOs that leverage the aggregated purchasing power of its members. The GPOs use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

On September 8, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $150,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”). The Note matures nine months from the issuance date and accrues interest at 9% per annum.

On September 28, 2021, the Company issued 75,000 shares of ordinary common stock to consultants valued at $112,500 for services.

On October 6, 2021, the Company issued 250,000 shares of ordinary common stock to the two consultants valued at $375,000 for services related to stock payable in pursuant of the consulting service agreements signed on January 1, 2021.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended July 31, 2021 and 2020, which are included herein.

Three Months Ended July 31, 2021 Compared to the Three Months July 31, 2020

	Three Months Ended
	July 31,
	2021	2020	Changes	%

Revenues	$369,558	$6,338	$363,220	5,731%
Cost of revenue	(282,106)	-	(282,106)	100%
Gross Profit	87,452	6,338	81,114	1,280%
Operating Expenses	(19,157,077)	(44,784)	(19,112,293)	42,677%
Loss from Operations	(19,069,625)	(38,446)	(19,031,179)	49,501%
Other Expenses	(40,032)	-	(40,032)	100%
Net Loss	$(19,109,657)	$(38,446)	$(19,071,211)	49,605%

Revenues

We had revenues of $369,558 from operations during the three months ended July 31, 2021, as compared to $6,338 of revenues during the three months ended July 31, 2020. The increase in revenue is attributed to increased business activities during the three months ended July 31, 2021. The Company’s business operation commenced during the quarter ended January 31, 2021 and has generated increasing revenue each quarter such date.

Net Loss

Our unaudited financial statements report a net loss of $19,109,657 for the three months ended July 31, 2021 compared to a net loss of $38,446 for the three months ended July 31, 2020. The increase in net loss was due to an increase in operating expenses.

Expenses

Our operating expenses for the three months ended July 31, 2021 were $19,157,077 compared to $44,784 for the three months ended July 31, 2020. Operating expenses consisted of $69,012 in general and administrative, $14,602,362 in professional fees which included stock based compensation of $14,537,253 for common stock issued to consultants, $4,476,983 in professional fees to a related party which included stock based compensation of $4,476,982 for common and preferred stock issued to an executive of the Company and $8,720 in management fees to the Director of the Company. The increase in operating expenses during the three months ended July 31, 2021 was due to an increase in professional fees and general and administrative expenses. During the three months ended July 31, 2021, the Company recorded $19,014,235 stock-based compensation awarded to consultants and executives for service performed. The stock-based compensation expense was reported under professional fees in the statements of operations.

Liquidity and Financial Condition

Working Capital

	July 31,	April 30,
	2021	2021

Current Assets	$212,204	$19,659
Current Liabilities	$3,869,929	$224,142
Working Capital (Deficiency)	$(3,657,725)	$(204,483)

Our total current assets as of July 31, 2021 were $212,204 as compared to total current assets of $19,659 as of April 30, 2021 due to an increase in prepaid expenses, cash and cash equivalents, accounts receivable and loan receivable from a related party.

Our total current liabilities as of July 31, 2021 were $3,869,929 as compared to total current liabilities of $224,142 as of April 30, 2021 due to an increase in stock payable, convertible note payable and accrued interest.

Our working capital deficit at July 31, 2021 was $3,657,725 as compared to working capital deficiency of $204,483 as of April 30, 2021. The increase in working capital deficiency was mainly attributed to an increase in stock payable and convertible note payable.

Cash Flows

	Three Months Ended
	July 31,
	2021	2020

Cash Flows used in Operating Activities	$(185,496)	$(17,499)
Cash Flows used in Investing Activities	(12,500)	(1,916)
Cash Flows provided by Financing Activities	250,228	50,000
Net increase in cash during period	$52,232	$30,585

Operating Activities

Net cash used in operating activities was $185,496 for the three months ended July 31, 2021 compared with $17,499 net cash used in operating activities during the same period in 2020.

During the three months ended July 31, 2021, net cash used in operating activities was attributed to net loss of $19,109,657, decreased by stock based compensation of $15,489,445, depreciation of furniture and equipment of $285, amortization of convertible note discount of $36,925 and a net changes in operating assets and liabilities of $3,397,506.

During the three months ended July 31, 2020, the net cash used in operating activities was attributed to net loss of $38,446 from operations, decreased by net changes in operating assets and liabilities of $20,947.

Investing Activities

During the three months ended July 31, 2021 and 2020, we used $12,500 and $1,916, respectively, in investing activities. Investing activities in 2021 consisting of advances on loan receivable to a related party, and in 2020 of an investment in office equipment.

Financing Activities

During the three months ended July 31, 2021, net cash from financing activities was $250,228 compared to $50,000 during the same period in 2020. Proceeds from financing activities during the three months ended July 31, 2021 were derived from proceeds from issuance of convertible note of $250,000, proceeds from stock subscription of $210 and proceeds from issuance of preferred stock of $18. Proceeds from financing activities during the three months ended July 31, 2020 were derived from proceeds from deposit of $50,000.

Going Concern

As of July 31, 2021, we had cash on hand of $64,639. We generated revenues of $369,558 and gross profit of $87,452 during the three months ended July 31, 2021 but incurred net loss of $19,109,657 during the period and a cumulative net loss of $19,985,801 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2021. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2021.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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
31

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPO PLUS, INC.
(Registrant)

Dated: October 25, 2021	/s/Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

