Form 10-Q
period 2021-10-31
GPO Plus, Inc.
filed 2022-01-24
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

29,317,506 common shares issued and outstanding as of January 11, 2022

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six-month period ended October 31, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$16,259	$12,407
Accounts receivable	47,348	5,252
Prepaid expenses	7,408	2,000
Loan receivable - related party	12,500	-
Total Current Assets	83,515	19,659

Property, Plant, and Equipment, net	4,669	5,241

TOTAL ASSETS	$88,184	$24,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	196,550	206,142
Accrued interest	11,654	-
Accrued liabilities - related party	60,000	-
Convertible note payable, net of debt discount of $177,089	270,911	-
Stock payable	5,726,250	18,000
Total Current Liabilities	6,265,365	224,142

Total Liabilities	6,265,365	224,142

Commitments and Contingencies (Note 9)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 shares issued and outstanding	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 and 0 shares issued and outstanding at October 31, 2021 and April 30, 2021, respectively	1,750,000	-

Stockholders’ Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 19,151,316 and 9,666,674 shares issued and outstanding at October 31, 2021 and April 30, 2021, respectively	1,915	967
Additional paid in capital	14,939,993	450,918
Accumulated deficit	(23,094,106)	(876,144)
Total Stockholders’ Deficit	(8,152,086)	(424,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$88,184	$24,900

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Revenues	$229,161	$24,289	$598,719	$30,627
Cost of revenue	237,489	650	519,595	650
Gross Profit (Loss)	(8,328)	23,639	79,124	29,977

Operating Expenses
General and administrative	201,640	67,864	270,652	87,271
Professional fees	250,044	50,752	14,852,406	76,129
Professional fees - related party	2,512,290	-	6,989,273	-
Management fees - related party	27,410	14,184	36,130	14,184
Total Operating Expenses	2,991,384	132,800	22,148,461	177,584

Loss from operations	(2,999,712)	(109,161)	(22,069,337)	(147,607)

Other Expense
Interest expense	(108,593)	-	(148,625)	-
Total Other Expense	(108,593)	-	(148,625)	-

Net Loss	$(3,108,305)	$(109,161)	$(22,217,962)	$(147,607)

Net Loss Per Common Share: Basic and Diluted	$(0.16)	$(0.01)	$(1.23)	$(0.02)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	19,039,685	9,316,674	17,994,887	9,316,674

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Unaudited)

					Stockholders’ Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2021	28,750	$224,905	-	$-	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)
Issuance of preferred stock for cash	-	-	175,000	1,750,000	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	7,341,642	734	11,011,729	-	11,012,463
Stock based compensation - related party	-	-	-	-	-	-	-	-	1,818,000	182	2,726,818	-	2,727,000
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	166,667	-	166,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(19,109,657)	(19,109,657)
Balance, July 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	18,826,316	$1,883	$14,356,132	$(19,985,801)	$(5,627,674)
Stock based compensation	-	-	-	-	-	-	-	-	325,000	33	487,467	-	487,500
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	96,393	-	96,393
Net loss	-	-	-	-	-	-	-	-	-	-	-	3,108,305)	(3,108,305)
Balance, October 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	19,151,316	$1,915	$14,939,992	$(23,094,106)	$(8,152,086)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid In Capital	Deficit	Deficit

*Balance, April 30, 2020	9,316,667	$932	$128,790	$(118,816)	$10,906
Net loss for the period	-	-	-	(38,446)	(38,446)
*Balance, July 31, 2020	9,316,667	$932	$128,790	$(157,262)	$(27,540)
Net loss for the period	-	-	-	(109,161)	(109,161)
Balance, October 31, 2020	9,316,667	$932	$128,790	$(266,423)	$(136,701)

*Retroactively restated reverse stock split 12:1

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,217,962)	$(147,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	11,499,963	-
Stock based compensation - related party	4,476,982	-
Depreciation of furniture and equipment	572	-
Amortization of convertible note discount	136,971	-
Changes in operating assets and liabilities:
Accounts receivable	(42,096)	(3,761)
Prepaid expenses	(5,408)	1,374
Accounts payable and accrued liabilities	(9,592)	58,601
Accrued interest	11,654	-
Accrued liabilities - related party	60,000	-
Stock payable	5,707,830	6,000
Net cash used in Operating Activities	(381,086)	(85,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on loan receivable - related party	(12,500)	-
Net cash used in Investing Activities	(12,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit	-	87,500
Proceeds from issuance of preferred stock for cash	18	-
Proceeds from stock subscription	420	-
Proceeds from issuance of convertible note	397,000	-
Proceeds from deposit	-	-
Net cash provided by Financing Activities	397,438	87,500

Net change in cash for period	3,852	2,107
Cash at beginning of period	12,407	-
Cash at end of period	$16,259	$2,107

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in conjunction with the issuance of convertible note	$263,060	$-
Recognition of operating right-of-use assets and operating lease liability	$-	$50,359

 The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Pojunis’s ownership has since been diluted to 27.14%, and Mr. Chen no longer holds any equity interest in the Company.

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $23,094,106. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 13, 2021.

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

As of October 31, 2021 and April 30, 2021, the Company had cash and cash equivalents of $16,259 and $12,407, respectively.

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

As of October 31, 2021 and April 30, 2021, the Company had accounts receivable of $47,348 and $5,252, respectively.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended October 31, 2021 and 2020, no impairment losses have been identified.

As of October 31, 2021 and April 30, 2021, Property, Plant and Equipment was $4,669 and $5,241, respectively. Depreciation of $572 and $0 was incurred during the six months ended October 31, 2021 and 2020.

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

During the six months ended October 31, 2021, the Company recognized $594,889 of revenues related to merchandise and product sales, and $3,830 of revenues related to shipping recovered on merchandise sales. In regard to the sales that occurred during the six months ended October 31, 2021, there are no unfulfilled obligations related to the merchandise and product sales.

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

During the six months ended October 31, 2021 and 2020, the Company recognized revenue of $598,719 and $30,627, respectively, incurred cost of revenue of $519,595 and $650, respectively, and generated gross profit of $79,124 and $29,977, respectively.

Financial Instruments

The carrying values of our financial instruments comprised of our current assets and liabilities approximate their fair value due to the short maturities of these financial instruments.

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

When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. During the six months ended October 31, 2021, the Company has chosen to early adopt of ASU2020-06 and did not record a beneficial conversion feature (“BCF”) discount on the issuance of convertible notes with the conversion rate below the Company’s market stock price on the date of note issuance.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the six months ended October 31, 2021 and 2020, the Company recorded $21,672,776 and $0 stock-based compensation, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees in the statements of operation. Of this amount, $5,695,830 in stock awards had not been issued at October 31, 2021, and is included in stock payable on the balance sheet.

	Six months ended
	October 31,
	2021	2020
Common stock award to consultants	$14,743,503	$-
Common stock award to executive - related party	6,929,273	-
	$21,672,776	$-

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the six months ended October 31, 2021, Series A preferred stock, convertible notes, warrants and common stock payable were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	October 31,	April 30,
	2021	2021
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	448,000	-
Warrants	448,000	-
Common Stock Payable	3,817,500	-
	5,713,500	1,000,000

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at October 31, 2021, that are convertible into shares of common stock at a one-for-one rate. These if-converted common shares have been excluded from the computation of loss per share, as their inclusion would be anti-dilutive due to the Company’s losses. (Note 4)

During the six months ended October 31, 2021, the Company issued convertible notes of $448,000 to a non-affiliate for proceeds of $397,000. The Company issued 448,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 6)

As of October 31, 2021, the Company had stock payable of $5,726,250 for outstanding 3,817,500 shares of common stock. (Note 7)

Net loss per share for each class of common stock is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Net loss per share, basic diluted	$(0.16)	$(0.01)	$(1.23)	$(0.02)
Net loss per common shares outstanding:
Founders Class A Common stock	$(27.03)	$-	$(193.20)	$-
Ordinary Common stock	$(0.16)	$(0.01)	$(1.24)	$(0.02)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	-	115,000	-
Ordinary Common stock	18,924,685	9,316,674	17,879,887	9,316,674
Total weighted average shares outstanding	19,039,685	9,316,674	17,994,887	9,316,674

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on May 1, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

Ordinary Common Stock

On May 21, 2021, the Company issued restricted stock awards for 1,959,642 shares of ordinary common stock to consultants and executives for services under the 2020 Incentive Plan valued at $2,939,463, of which 418,000 shares were issued to an executive of the Company. Restricted stock awards were issued to certain consultants and executives as consideration for services rendered. The restricted stock units were vested immediately on the date of grant. (Note 5)

On May 21, 2021, the Company issued 7,200,000 shares of common stock to consultants and executives for services valued at $10,800,000, of which 1,400,000 shares were issued to an executive of the Company. (Note 5)

On September 28, 2021, the Company issued 75,000 shares of common stock to consultants at $112,500 for services.

On October 6, 2021, the Company issued 250,000 shares of common stock to the two consultants at $375,000 for services related to stock payable in pursuant of the consulting service agreements signed on January 1, 2021.

As of October 31, 2021 and April 30, 2021, the issued and outstanding ordinary common stock was 19,151,316 and 9,666,674, respectively.

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

As of October 31, 2021 and April 30, 2021, the Company had 115,000 shares of founder’s class A common stock issued and outstanding and 28,750 shares of founder’s series A non-voting redeemable preferred stock issued and outstanding.

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

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50. (Note 5)

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to an executive of the Company at $0.0001 per shares for consideration of $50. (Note 5)

As of October 31, 2021 and April 30, 2021, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of October 31, 2021 and April 30, 2021, the Company had 175,000 shares and 0 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

During the six months ended October 31, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 448,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 6)

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended October 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2021	-	$-
Granted	448,000	1.25
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of October 31, 2021	448,000	$1.25

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the six months ended October 31, 2021:

Six Months Ended
October 31,
2021
Exercise price	$1.25
Expected term	3 years
Expected average volatility	555%-591%
Expected dividend yield	-
Risk-free interest rate	0.41%-0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of October 31, 2021:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
448,000	2.71	$1.25	448,000	$1.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at October 31, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of October 31, 2021, the aggregate intrinsic value of warrants outstanding was approximately $291,200 based on the closing market price of $1.90 on October 31, 2021.

As of October 31, 2021, the Company valued the fair value on the 448,000 units of common stock purchase warrants granted at $880,000 based on Black-Scholes option valuation model. The relative fair value of the warrants of $263,060 was allocated to the debt discount of the convertible note amortized over the nine-month term of the note.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loan Receivable

On June 16, 2021, the Company signed an agreement with a related party that is an affiliate of the Company's CEO for a loan of $21,310. The loan is non-interest bearing and has a one-year term. During the six months ended October 31, 2021, the Company has made $12,500 loan payment and will make $8,810 loan payment in August 2021. As of October 31, 2021, the loan receivable was $12,500.

CEO and Affiliates

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

During the six months ended October 31, 2021, the Company incurred management fees of $36,130 to the CEO of the Company.

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

In August 2021, the Company has received $210 cash consideration for the issuance of 1,635,000 shares of ordinary common stock to the executive in pursuant to an agreement signed on August 27, 2021. The Company recorded stock payable for services valued at $2,452,500. As of October 31, 2021, the stock payable to the executive for 1,635,000 shares of outstanding common stock was $2,452,500.

On August 27, 2021, the executive entered into a consulting advisor agreement with a sign on bonus of $50,000 payable as of October 31, 2021. The executive will also be paid for annual consulting fees of $60,000 and the accrued portion of $10,000 was recorded as of October 31, 2021. As of October 31, 2021, the total amount due to the executive was $60,000.

NOTE 6 – COVERTIBLE NOTE PAYABLE

Convertible note payable at October 31, 2021 consists of the following:

October 31, 2021
Dated June 16, 2021	$280,000
Dated September 8, 2021	168,000
Total convertible notes payable, gross	448,000
Less: Unamortized debt discount	(177,089)
Total convertible notes	$270,911

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at $1.00 per share. The note has a payment term of nine months and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 4)

On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the six months ended October 31, 2021, the Company recorded amortization of debt discount of $110,776 reporting under interest expense in the statements of operations.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at $1.00 per share. The note has a payment term of nine months and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 4)

On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. During the six months ended October 31, 2021, the Company recorded amortization of debt discount of $26,195 reporting under interest expense in the statements of operations.

During the six months ended October 31, 2021, the Company recorded interest expense of $11,654. As of October 31, 2021, the accrued interest payable was $11,654.

As of October 31, 2021, the convertible note payable was $270,911, net of note discount of $177,089.

NOTE 7 – STOCK PAYABLE

	October 31,	April 30
	2021	2021
Lease	$30,000	$18,000
Common stock award to consultants	3,243,750	-
Common stock award to related party	2,452,500	-
	$5,726,250	$18,000

On August 5, 2020, the Company entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. (Note 8) During the six months ended October 31 2021 and 2020, the Company recorded stock payable of $9,000 and $6,000, respectively. As of October 31, 2021 and April 30, 2021, stock payable on lease was $30,000 and $18,000, respectively.

On June 14, 2021, the Company received $210 cash consideration for the issuance of 2,100,000 shares of ordinary common stock to a consultant for services in pursuant to an agreement signed on May 25, 2021. On June 14, 2021, the Company recorded stock payable for services valued at $3,150,000. On August 25, 2021, the Company recorded stock payable for quarterly vested 62,500 common shares at $93,750. As of October 31, 2021, the stock payable to the consultant for 2,162,500 shares of outstanding common stock was $3,243,750.

In August 2021, the Company received $210 cash consideration for the issuance of 1,635,000 shares of ordinary common stock to the executive in pursuant to an agreement signed on August 27, 2021. The Company recorded stock payable for services valued at $2,452,500. As of October 31, 2021, the stock payable to the executive for 1,635,000 shares of outstanding common stock was $2,452,500.

 As of October 31, 2021 and April 30, 2021, total stock payable was $5,726,250 and $18,000, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to October 31, 2021 and through the date that these financials were issued, the Company had the following subsequent events:

On November 1, 2021, the Company entered into an employment agreement with Laurence Ruhe, the CFO and advisor to the Board of Directors with initial annual salary of $60,000 beginning January 1, 2022 subject to future increases. The Company granted the Executive (i) 15,000 shares of common stock pursuant to its Form S-8 which shall vest May 1, 2022; (ii) 50,000 restricted shares which shall vest May 1, 2022; and (iii) 10,000 shares per month over the next 3 years, to vest quarterly contingent on milestones to be determined between the Company and the CFO.

On November 15, 2021, the Company executed a Master Distribution and National Sales Agreement with US BioSolutions for Patented Proprietary BioFoam™ Technology

On December 3, 2021, the Company entered into an employment agreement with Ronald McCormick, the President and Member of the Board of Directors with an initial annual salary of $60,000 beginning December 3, 2021 subject to future increases. The Company granted the President (i) 55,000 shares of common stock pursuant to its Form S-8; (ii) 2,225,000 restricted shares; and (iii) 625,000 shares to vest over the next 3 years, with 62,500 shares to vest quarterly contingent on milestones to be determined between the Company and the President.

On December 29, 2021, the Company entered into an employment agreement with Wayne Smeal, the COO and Member of the Board of Directors with an initial annual salary of $60,000 beginning December 29, 2021 subject to future increases. The Company granted the COO (i) 55,000 shares of common stock pursuant to its Form S-8; (ii) 2,225,000 restricted shares; and (iii) 625,000 shares to vest over the next 3 years, with 62,500 shares to vest quarterly contingent on milestones to be determined between the Company and the COO.

On December 31, 2021, the Company issued 9,995,336 shares of common stock to consultants, employees and executives at $11,862,836 through private placement, of which 3,735,000 shares were related to stock payable as of October 31, 2021.

On December 31, 2021, the Company issued 55,857 shares of the Company’s S-8 stock at $77,857 pursuant to the Company’s 2020 incentive plan dated May 21, 2021.

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

On November 1, 2021, the Company entered into an employment agreement with Laurence Ruhe, the CFO and advisor to the Board of Directors. with an initial annual salary of $60,000 beginning January 1, 2022 subject to future increases. The Company granted the Executive (i) 15,000 shares of common stock pursuant to its Form S-8 which shall vest May 1, 2022; (ii) 50,000 restricted shares which shall vest May 1, 2022; and (iii) 10,000 shares per month over the next 3 years, to vest quarterly contingent on milestones to be determined between the Company and the CFO.

On November 15, 2021 the Company executed a Master Distribution and National Sales Agreement with US BioSolutions for Patented Proprietary BioFoam™ Technology.

On December 3, 2021, the Company entered into an employment agreement with Ronald McCormick, the President and Member of the Board of Directors with an initial annual salary of $60,000 beginning December 3, 2021 subject to future increases. The Company granted the President (i) 55,000 shares of common stock pursuant to its Form S-8; (ii) 2,225,000 restricted shares; and (iii) 625,000 shares to vest over the next 3 years, with 62,500 shares to vest quarterly contingent on milestones to be determined between the Company and the President.

On December 29, 2021, the Company entered into an employment agreement with Wayne Smeal, the COO and Member of the Board of Directors with an initial annual salary of $60,000 beginning December 29, 2021 subject to future increases. The Company granted the COO (i) 55,000 shares of common stock pursuant to its Form S-8; (ii) 2,225,000 restricted shares; and (iii) 625,000 shares to vest over the next 3 years, with 62,500 shares to vest quarterly contingent on milestones to be determined between the Company and the COO.

On December 31, 2021, the Company issued 9,995,336 shares of common stock to consultants, employees and executives at $11,862,836 through private placement, of which 3,735,000 shares were related to stock payable as of October 31, 2021.

On December 31, 2021, the Company issued 55,857 shares of the Company’s S-8 stock at $77,857 pursuant to the Company’s 2020 incentive plan dated May 21, 2021.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended October 31, 2021 and 2020 and six months ended October 31, 2021 and 2020, which are included herein.

Three Months Ended October 31, 2021 Compared to the Three Months October 31, 2020

	Three Months Ended
	October 31,
	2021	2020	Changes	%

Revenues	$229,161	$24,289	$204,872	843%
Cost of revenue	237,489	650	236,839	36,437%
Gross Profit (Loss)	(8,328)	23,639	(31,967)	(135)%
Operating Expenses	(2,991,384)	(132,800)	(2,858,584)	2,153%
Loss from Operations	(2,999,712)	(109,161)	(2,890,551)	2,648%
Other Expenses	(108,593)	-	(108,593)	-
Net Loss	$(3,108,305)	$(109,161)	$(2,999,144)	2,747%

Revenues

We had revenues of $229,161 from operations during the three months October 31, 2021, as compared to $24,289 of revenues during the three months ended October 31, 2020. The increase in revenue is attributed to increased business activities during the three months ended October 31, 2021. The Company’s business operation commenced during the quarter ended January 31, 2021 and has generated increasing revenue each quarter since such date.

Net Loss

Our unaudited financial statements report a net loss of $3,108,305 for the three months ended October 31, 2021 compared to a net loss of $109,161 for the three months ended October 31, 2020. The increase in net loss was due to an increase in operating expenses.

Expenses

Our operating expenses for the three months ended October 31, 2021 were $2,991,384 compared to $132,800 for the three months ended October 31, 2020. Operating expenses for the three months ended October 31, 2021 consisted of $201,640 in general and administrative, $250,044 in professional fees, $2,512,290 in professional fees – related party and $27,410 in management fees. Operating expenses for the three months ended October 31, 2020 consisted of $67,864 in general and administrative, $50,752 in professional fees and $14,184 in management fees. The increase in operating expenses during the three months ended October 31, 2021 was due to an increase in accounting, consultants, marketing expenses, professional fees and other administrative expenses

Six Months Ended October 31, 2021 Compared to the Six Months October 31, 2020

	Six Months Ended
	October 31,
	2021	2020	Changes	%

Revenues	$598,719	$30,627	$568,092	1,855%
Cost of revenue	(519,595)	(650)	(518,945)	79,838%
Gross Profit	79,124	29,977	49,147	164%
Operating Expenses	(22,148,461)	(177,584)	(21,970,877)	12,372%
Loss from Operations	(22,069,337)	(147,607)	(21,921,730)	14,851%
Other Expenses	(148,625)	-	(148,625)	-
Net Loss	$(22,217,962)	$(147,607)	$(22,070,355)	14,952%

Revenues

We had revenues of $598,719 from operations during the six months ended October 31, 2021, as compared to $30,627 of revenues during the six months ended October 31, 2020. The increase in revenue is attributed to increased business activities during the six months ended October 31, 2021. The Company’s business operation commenced during the quarter ended January 31, 2021 and has generated increasing revenue each quarter since such date.

Net Loss

Our unaudited financial statements report a net loss of $22,217,962 for the six months ended October 31, 2021 compared to a net loss of $147,607 for the six months ended October 31, 2020. The increase in net loss was due to an increase in operating expenses.

Expenses

Our operating expenses for the six months ended October 31, 2021 were $22,148,461 compared to $177,584 for the six months ended October 31, 2020. Operating expenses for the six months ended October 31, 2021 consisted of $270,652 in general and administrative, $21,841,679 in professional fees which included stock-based compensation of $11,499,964 for common stock issued to consultants, $6,989,273 in professional fees to a related party which included stock-based compensation of $4,476,982 for common and preferred stock issued to an executive of the Company and $36,130 in management fees to the Director of the Company. Operating expenses for the six months ended October 31, 2020 consisted of $87,271 in general and administrative, $76,129 in professional fees and $14,184 in management fees.  The increase in operating expenses during the six months ended October 31, 2021 was due to an increase in professional fees, general and administrative expenses and management fees. During the six months ended October 31, 2021, the Company recorded $21,672,776 stock-based compensation awarded to consultants and executives for service performed. The stock-based compensation expense was reported under professional fees in the statements of operations.

Liquidity and Financial Condition

Working Capital

	October 31,	April 30,
	2021	2021

Current Assets	$83,515	$19,659
Current Liabilities	$6,265,365	$224,142
Working Capital (Deficiency)	$(6,181,850)	$(204,483)

Our total current assets as of October 31, 2021 were $83,515 as compared to total current assets of $19,659 as of April 30, 2021 due to an increase in prepaid expenses, cash and cash equivalents, accounts receivable and loan receivable from a related party.

Our total current liabilities as of October 31, 2021 were $6,265,365 as compared to total current liabilities of $224,142 as of April 30, 2021 due to an increase in stock payable, convertible note payable, accounts payable, accrued liabilities – related party, and accrued interest.

Our working capital deficit at October 31, 2021 was $6,181,850 as compared to working capital deficiency of $204,483 as of April 30, 2021. The increase in working capital deficiency was mainly attributed to an increase in stock payable and convertible note payable.

Cash Flows

	Six Months Ended
	October 31,
	2021	2020

Cash Flows used in Operating Activities	$(381,086)	$(85,393)
Cash Flows used in Investing Activities	(12,500)	-)
Cash Flows provided by Financing Activities	397,48	87,500-
Net increase in cash during period	$16,259	$2,107

Operating Activities

Net cash used in operating activities was $381,086 for the six months ended October 31, 2021 compared with $85,393 net cash used in operating activities during the same period in 2020.

During the six months ended October 31, 2021, net cash used in operating activities was attributed to net loss of $22,217,962, decreased by stock-based compensation of $15,976,945 depreciation of furniture and equipment of $572, amortization of convertible note discount of $136,971 and a net change in operating assets and liabilities of $5,722,388.

During the six months ended October 31, 2020, the net cash used in operating activities was attributed to net loss of $147,607 from operations, decreased by net changes in operating assets and liabilities of $62,214.

Investing Activities

During the six months ended October 31, 2021 and 2020, we used $12,500 and $0, respectively, in investing activities. Investing activities in 2021 consisting of advances on loan receivable to a related party.

Financing Activities

During the six months ended October 31, 2021, net cash from financing activities was $397,438 compared to $87,500 during the same period in 2020. Proceeds from financing activities during the six months ended October 31, 2021 were derived from proceeds from issuance of convertible notes totaling of $397,000, proceeds from stock subscription of $420 and proceeds from issuance of preferred stock of $18. Proceeds from financing activities during the three months ended October 31, 2020 were derived from proceeds from deposit of $87,500.

Going Concern

As of October 31, 2021, we had cash on hand of $16,259. We generated revenues of $598,719 and gross profit of $79,124 during the six months ended October 31, 2021 but incurred net loss of $22,217,962 during the period and a cumulative net loss of $23,094,106 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2021. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2021.

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

Limitations on the Effectiveness of Internal Controls

Our management do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On August 14, 2020, the Company was included in what it believes to be a non-material litigation filed in the Circuit Court of the Fifth Judicial Circuit, Hernando County, Florida Case No. 20-CA-0652, MNP Industries, LLC (“Plaintiff”) vs Smeal et al. The complaint, which alleges the breach of certain non-compete agreements by multiple defendants, attempts to implicate the Company on the mistaken belief that the Company had acquired another defendant, Miracle Products, LLC. There is not, however, any common ownership or affiliate relationship among the Company and the co-defendants, and the Company is not party to any non-compete agreement with the plaintiff. The Plaintiff amended its complaint to allege breach of NDA and Trade Secret violations which the company believes to be groundless. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. On December 17, 2020, the court issued an order, denying the Plaintiff’s request, and so all of the defendants in the case are now free to work for a competitor of Plaintiff and can service current and former customers of Plaintiff, use the customer list, and can even solicit customers and or the customer list. This was a huge victory for GPOX. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted and to file a counter lawsuit against the Plaintiff. The latest update on this litigation is that no trial date has been set and the case has been referred to non-binding arbitration where hopefully the matter can be amicably settled.

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

GPO PLUS, INC.
(Registrant)

Dated: January 24, 2022	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

