Form 10-Q
period 2022-01-31
GPO Plus, Inc.
filed 2022-03-17
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022
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

855.935.4769(GPOX)
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

29,332,509 common shares issued and outstanding as of March 16, 2022

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the nine-month period ended January 31, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$60,572	$12,407
Accounts receivable	75,262	5,252
Prepaid expenses	308,240	2,000
Loan receivable - related party	12,500	-
Total Current Assets	456,574	19,659

Property, Plant, and Equipment, net	4,383	5,241

TOTAL ASSETS	$460,957	$24,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	248,292	206,142
Accrued interest	21,802	-
Accrued liabilities - related parties	116,625	-
Deposits	338,809	-
Convertible note payable, net of debt discount of $84,268	348,732	-
Stock payable - related parties	337,690	-
Stock payable	39,235	18,000
Total Current Liabilities	1,451,185	224,142

Total Liabilities	1,451,185	224,142

Commitments and Contingencies (Note 9)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 shares issued and outstanding	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 and 0 shares issued and outstanding at January 31, 2022 and April 30, 2021, respectively	1,750,000	-

Stockholders’ Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 29,217,509 and 9,666,674 shares issued and outstanding at January 31, 2022 and April 30, 2021, respectively	2,922	967
Additional paid in capital	26,894,679	450,918
Accumulated deficit	(29,862,846)	(876,144)
Total Stockholders’ Deficit	(2,965,133)	(424,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$460,957	$24,900

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

Revenues	$397,094	$591,757	$995,813	$622,384
Cost of revenue	233,217	532,281	752,812	532,931
Gross Profit	163,877	59,476	243,001	89,453

Operating Expenses
General and administrative	104,325	23,446	374,977	110,717
Professional fees	1,063,758	46,896	12,099,999	61,080
Professional fees - related parties	5,589,026	334,006	16,388,089	410,135
Management fees and salaries - related parties	72,539	-	115,044	-
Total Operating Expenses	6,829,648	404,348	28,978,109	581,932

Loss from operations	(6,665,771)	(344,872)	(28,735,108)	(492,479)

Other Expense
Interest expense	(102,969)	-	(251,594)	-
Total Other Expense	(102,969)	-	(251,594)	-

Net Loss	$(6,768,740)	$(344,872)	$(28,986,702)	$(492,479)

Net Loss Per Common Share: Basic and Diluted	$(0.30)	$(0.04)	$(1.48)	$(0.05)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	22,763,198	9,469,907	19,584,324	9,367,752

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

Nine months ended January 31, 2022

					Stockholders’ Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2021	28,750	$224,905	-	$-	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)
Issuance of preferred stock for cash	-	-	175,000	1,750,000	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	6,881,642	688	10,321,775	-	10,322,463
Stock based compensation - related party	-	-	-	-	-	-	-	-	2,258,000	226	3,386,774	-	3,387,000
Issuance of common stock for lease	-	-	-	-	-	-	-	-	20,000	2	29,998	-	30,000
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	166,667	-	166,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(19,109,657)	(19,109,657)
Balance, July 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	18,826,316	$1,883	$14,356,132	$(19,985,801)	$(5,627,674)
Stock based compensation	-	-	-	-	-	-	-	-	325,000	32	487,468	-	487,500
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	96,393	-	96,393
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,108,305)	(3,108,305)
Balance, October 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	19,151,316	$1,915	$14,939,993	$(23,094,106)	$(8,152,086)
Stock based compensation	-	-	-	-	-	-	-	-	1,069,190	107	1,085,750	-	1,085,857
Stock based compensation - related party	-	-	-	-	-	-	-	-	8,971,336	897	10,837,939	-	10,838,836
Issuance of common stock for lease	-	-	-	-	-	-	-	-	10,667	1	15,999	-	16,000
Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	15,000	2	14,998	-	15,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,768,740)	(6,768,740)
Balance, January 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	29,217,509	$2,922	$26,894,679	$(29,862,846)	$(2,965,133)

Nine months ended January 31, 2021
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

*Balance, April 30, 2020	-	$-	-	$-	-	$-	9,316,674	$932	$128,790	$(118,816)	$10,906
Net loss	-	-	-	-	-	-	-	-	-	(38,446)	(38,446)
*Balance, July 31, 2020	-	$-	-	$-	-	$-	9,316,674	$932	$128,790	$(157,262)	$(27,540)
Net loss	-	-	-	-	-	-	-	-	-	(109,161)	(109,161)
Balance, October 31, 2020	-	-	-	-	-	-	9,316,674	$932	$128,790	$(266,423)	$(136,701)
Issuance of preferred stock and class A common stock units for cash	23,750	187,405	-	-	95,000	10	-	-	50,085	-	237,500
Issuance of common stock for cash	-	-	-	-	-	-	80,000	8	72	-	80
Issuance of preferred stock for cash	-	-	1,000,000	100	-	-	-	-	-	-	100
Stock based compensation	-	-	-	-	-	-	270,000	27	259,473	-	259,500
Net loss	-	-	-	-	-	-	-	-	-	(344,872)	(344,872)
Balance, January 31, 2021	23,750	$187,405	1,000,000	$100	95,000	$10	9,666,674	$967	$438,420	$(611,295)	$15,607

*Retroactively restated reverse stock split 12:1

The accompanying notes are an integral part of these unaudited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,986,702)	$(492,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	11,895,820	259,500
Stock based compensation - related parties	15,975,818	-
Depreciation of furniture and equipment	858	-
Amortization of convertible note discount	229,792	-
Lease expense to be settled by common stock	2,500	12,000
Changes in operating assets and liabilities:
Accounts receivable	(70,010)	(33,837)
Prepaid expenses	(306,240)	11,677
Accounts payable and accrued liabilities	42,150	41,035
Accrued interest	21,802	-
Accrued liabilities - related parties	116,625	-
Deposit	338,809	-
Stock payable for stock-based compensation - related parties	337,270	-
Stock payable for stock-based compensation	21,735	-
Stock payable for lease	28,000	-
Net cash used in Operating Activities	(351,773)	(202,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(3,803)
Advances on loan receivable - related party	(12,500)	-
Net cash used in Investing Activities	(12,500)	(3,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock for cash	18	100
Proceeds from stock subscription	15,420	-
Proceeds from issuance of common stock	-	80
Proceeds from issuance of preferred stock and common stock units	-	237,500
Proceeds from issuance of convertible note	397,000	-
Net cash provided by Financing Activities	412,438	237,680

Net change in cash for period	48,165	31,773
Cash at beginning of period	12,407	-
Cash at end of period	$60,572	$31,773

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in conjunction with the issuance of convertible note	$263,060	$-
Issuance of common stock for conversion of debts	$15,000	$-
Recognition of operating right-of-use assets and operating lease liability	$-	$50,359
Issuance of common stock for lease	$46,000	$-

GPO PLUS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2022

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

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Pojunis’s ownership has since been diluted to 25.06%, and Mr. Chen no longer holds any equity interest in the Company.

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss of $29,862,846. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 13, 2021.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

As of January 31, 2022 and April 30, 2021, the Company had cash and cash equivalents of $60,572 and $12,407, respectively.

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

As of January 31, 2022 and April 30, 2021, the Company had accounts receivable of $75,262 and $5,252, respectively.

Prepaid Expense.

Prepaid expenses relate to security deposit for office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of January 31, 2022 and April 30, 2021, prepaid expense was $308,240 and $2,000, respectively. As of January 31, 2022, $306,240 was a prepayment for Covid-19 tests inventory and $2,000 is related to a security deposit for office premise.

	January 31,	April 30,
	2022	2021
Security Deposit	$2,000	$2,000
Prepayment to vendor	306,240	-
Total	$308,240	$2,000

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended January 31, 2022 and 2021, no impairment losses have been identified.

As of January 31, 2022 and April 30, 2021, Property, Plant and Equipment was $4,383 and $5,241, respectively. Depreciation of $858 and $0 was incurred during the nine months ended January 31, 2022 and 2021.

Deposits

Deposits related to advancement from customers for order items to be delivered in the future. As of January 31, 2022 and April 30, 2021, deposits related to the prepaid Covid-19 tests inventory was $338,809 and $0, respectively.

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

During the nine months ended January 31, 2022, the Company recognized $990,753 of revenues related to merchandise and product sales, and $5,060 of revenues related to shipping recovered on merchandise sales. In regard to the sales that occurred during the nine months ended January 31, 2022, there are no unfulfilled obligations related to the merchandise and product sales.

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

During the nine months ended January 31, 2022 and 2021, the Company recognized revenue of $995,813 and $622,384, respectively, incurred cost of revenue of $752,812 and $532,931, respectively, and generated gross profit of $243,001 and $89,453, respectively.

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

When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. During the nine months ended January 31, 2022 the Company has chosen to early adopt of ASU2020-06 and did not record a beneficial conversion feature (“BCF”) discount on the issuance of convertible notes with the conversion rate below the Company’s market stock price on the date of note issuance.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the nine months ended January 31, 2022 and 2021, the Company recorded $28,230,643 and $259,500 stock-based compensation, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees in the statements of operation. Of this amount, $359,425 in stock awards had not been issued at January 31, 2022, and is included in stock payable on the balance sheet.

	Nine months ended
	January 31,
	2021	2020
Common stock award to consultants	$11,917,555	$259,500
Common stock award to management and executives - related parties	16,313,088	-
	$28,230,643	$259,500

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the nine months ended January 31, 2022, Series A preferred stock, convertible notes, warrants and common stock payable were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	January 31,	April 30,
	2022	2021
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	433,000	-
Warrants	448,000	-
Common Stock Payable	381,500	12,000
	2,262,500	1,012,000

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at January 31, 2022, that are convertible into shares of common stock at a one-for-one rate. These if-converted common shares have been excluded from the computation of loss per share, as their inclusion would be anti-dilutive due to the Company’s losses. (Note 4)

During the nine months ended January 31, 2022, the Company issued convertible notes of $448,000 to a non-affiliate for proceeds of $397,000. The Company issued 448,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. During the nine months ended January 31, 2022, the Company issued 15,000 shares of common stock for the repayment of note principal amount of $15,000 (Note 6)

As of January 31, 2022 and April 30, 2021, the Company had stock payable of $376,925 for outstanding 381,500 shares of common stock and $18,000 for outstanding 12,000 shares of common stock, respectively. (Note 7)

Net loss per share for each class of common stock is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Net loss per share, basic and diluted	$(0.30)	$(0.04)	$(1.48)	$(0.05)
Net loss per common shares outstanding:
Founders Class A Common stock	$(58.86)	$-	$(252.06)	$-
Ordinary Common stock	$(0.30)	$(0.04)	$(1.49)	$(0.05)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	-	115,000	-
Ordinary Common stock	22,648,198	9,469,907	19,469,324	9,367,752
Total weighted average shares outstanding	22,763,198	9,469,907	19,584,324	9,367,752

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on May 1, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

Nine months ended January 31, 2021

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

Nine months ended January 31, 2022

On May 21, 2021, the Company issued restricted stock units for 1,959,642 shares of ordinary common stock to consultants and executives for services and landlord for lease under the 2020 Incentive Plan valued at $2,939,463, of which 418,000 shares were issued to an executive of the Company. Restricted stock awards were issued to certain consultants and executives as consideration for services rendered. The restricted stock units were vested immediately on the date of grant. (Note 5)

On May 21, 2021, the Company issued 7,200,000 shares of common stock to consultants and executives for services valued at $10,800,000, of which 1,400,000 shares were issued to an executive of the Company. (Note 5)

On September 28, 2021, the Company issued 75,000 shares of common stock to consultants at $112,500 for services.

On October 6, 2021, the Company issued 250,000 shares of common stock to the two consultants at $375,000 for services related to stock payable in pursuant of the consulting service agreements signed on January 1, 2021.

On December 31, 2021, the Company issued 9,995,336 shares of common stock to consultants, employees and executives at $11,862,837 through private placement, of which 3,735,000 shares were related to stock payable of $5,602,500 as of October 31, 2021.

On December 31, 2021, the Company issued 55,857 shares of the Company’s S-8 stock at $77,857 pursuant to the Company’s 2020 incentive plan dated May 21, 2021.

On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000. (Note 6)

As of January 31, 2022 and April 30, 2021, the issued and outstanding ordinary common stock was 29,217,509 and 9,666,674, respectively.

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

As of January 31, 2022 and April 30, 2021, the Company had 115,000 shares of founder’s class A common stock issued and outstanding and 28,750 shares of founder’s series A non-voting redeemable preferred stock issued and outstanding.

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

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50. (Note 5)

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to an executive of the Company at $0.0001 per shares for consideration of $50. (Note 5)

As of January 31, 2022 and April 30, 2021, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of January 31, 2022 and April 30, 2021, the Company had 175,000 shares and 0 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

During the nine months ended January 31, 2022, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 448,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 6)

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended January 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2021	-	$-
Granted	448,000	1.25
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of January 31, 2022	448,000	$1.25

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the nine months ended January 31, 2022:

Nine Months Ended
January 31,
2022
Exercise price	$1.2500
Expected term	5 years
Expected average volatility	555% - 591%
Expected dividend yield	-
Risk-free interest rate	0.41% - 0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of January 31, 2022:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price

448,000	2.46	$1.25	448,000	$1.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at January 31, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of January 31, 2022, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.65 on January 31, 2022.

As of January 31, 2022, the Company valued the fair value on the 448,000 units of common stock purchase warrants granted at $880,000 based on Black-Scholes option valuation model. The relative fair value of the warrants of $263,060 was allocated to the debt discount of the convertible note amortized over the nine-month term of the note.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loan Receivable

On June 16, 2021, the Company signed an agreement with a related party that is an affiliate of the Company’s CEO for a loan of $21,310. The loan is non-interest bearing and has a one-year term. During the nine months ended January 31, 2022, the Company has made $12,500 loan payment and plan to make $8,810 loan payment in the future. As of January 31, 2022, the loan receivable was $12,500.

CEO and Affiliates

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

On December 31, 2021, the Company issued 2,100,000 shares of restricted common stock to the CEO valued at $2,100,000.

During the nine months ended January 31, 2022, the Company incurred management fees of $47,530 to the CEO of the Company.

Executive

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the executive of the Company at $0.0001 per share for consideration of $50.

On May 21, 2021, the Company issued restricted stock units for 418,000 shares of ordinary common stock to the executive under the 2020 Incentive Plan valued at $627,000 for services.

On May 21, 2021, the Company issued 1,400,000 shares of common stock to the executive valued at $2,100,000 for services.

On May 21, 2021, the Company issued 175,000 series A non-voting redeemable preferred shares to the executive of the Company at $10 stated value per share and for cash consideration of $18.

In August 2021, the Company received $210 cash consideration for the issuance of 1,635,000 shares of ordinary common stock to the executive in pursuant to an agreement signed on August 27, 2021. On December 31, 2021, the Company issued 1,635,000 shares of ordinary common stock to the executive valued at $2,452,500.

On August 27, 2021, the executive entered into a consulting advisor agreement with a sign on bonus of $50,000 payable as of January 31, 2022. The executive will also be paid for annual consulting fees of $60,000 and the accrued portion of $25,000 was recorded as of January 31, 2022. As of January 31, 2022, the total amount due to the executive was $75,000.

President

On December 3, 2021, the Company entered into an employment agreement with the President and Member of the Board of Directors with an initial annual salary of $60,000 beginning December 3, 2021 subject to future increases. The Company granted the President (i) 55,000 shares of common stock pursuant to its Form S-8; (ii) 2,225,000 restricted shares; and (iii) 625,000 shares to vest over the next 3 years, with 62,500 shares to vest quarterly contingent on milestones to be determined between the Company and the President.

On May 21, 2021, the Company issued 55,000 shares of S-8 stock to the President valued at $82,500 as sign on bonus.

On December 31, 2021, the Company issued 2,100,000 shares of restricted common stock to the President at $2,100,000 as sign on bonus.

During the nine months ended January 31, 2022, the Company accrued stock payable of $164,500 for stock awarded to the President for outstanding shares of 166,667 common stock.

During the nine months ended January 31, 2022, the Company incurred management salary expense of $10,000 to the President, of which $5,000 was payable to him as of January 31, 2022.

COO

On December 29, 2021, the Company entered into an employment agreement with the COO and Member of the Board of Directors with an initial annual salary of $60,000 beginning December 29, 2021 subject to future increases. The Company granted the COO (i) 55,000 shares of common stock pursuant to its Form S-8; (ii) 2,225,000 restricted shares; and (iii) 625,000 shares to vest over the next 3 years, with 62,500 shares to vest quarterly contingent on milestones to be determined between the Company and the COO.

On May 21, 2021, the Company issued 55,000 shares of S-8 stock to the COO valued at $82,500 as sign on bonus.

On December 31, 2021, the Company issued 2,100,000 shares of restricted common stock to the COO at $2,100,000 as sign on bonus.

During the nine months ended January 31, 2022, the Company accrued stock payable of $144,750 for stock awarded to the President for outstanding shares of 145,833 common stock.

During the nine months ended January 31, 2022, the Company incurred management salary expense of $5,000 to the COO payable of January 31, 2022.

CFO

On November 1, 2021, the Company entered into an employment agreement with the CFO and advisor to the Board of Directors with initial annual salary of $60,000 beginning January 1, 2022 subject to future increases. The Company granted the Executive (i) 15,000 shares of common stock pursuant to its Form S-8 which shall vest May 1, 2022; (ii) 50,000 restricted shares which shall vest May 1, 2022; and (iii) 10,000 shares per month over the next 3 years, to vest quarterly contingent on milestones to be determined between the Company and the CFO.

During the nine months ended January 31, 2022, the Company accrued stock payable of $28,440 for stock awarded to the CFO for outstanding shares of 30,000 common stock.

During the nine months ended January 31, 2022, the Company incurred management salary expense of $5,000 to the CFO.

VP Sales and Marketing

On May 3, 2021, the Company entered into an employment agreement with the VP Sales and Marketing and Member of the Board of Directors with an initial annual salary of $60,000 beginning May 3, 2021 subject to future increases. The Company granted the VP Sales and Marketing (i) 80,000 shares of common stock pursuant to its Form S-8; (ii) 1,100,000 restricted shares; with 91,666 shares to vest quarterly contingent on milestones to be determined between the Company and the VP Sales and Marketing.

On May 21, 2021, the Company issued 80,000 shares of S-8 stock to the VP Sales and Marketing valued at $120,000 as sign on bonus.

On May 21, 2021, the Company issued 250,000 shares of restricted common stock to the VP Sales and Marketing at $375,000 as sign on bonus.

On December 31, 2021, the Company issued 1,036,336 shares of restricted common stock to the VP Sales and Marketing at $1,036,336 as sign on bonus.

During the nine months ended January 31, 2022, the Company incurred management salary expense of $40,000 to the VP Sales and Marketing, of which $33,625 was payable to him as of January 31, 2022.

NOTE 6 – COVERTIBLE NOTE PAYABLE

Convertible note payable at January 31, 2022 consists of the following:

January 31, 2022
Dated June 16, 2021	$265,000
Dated September 8, 2021	168,000
Total convertible notes payable, gross	433,000
Less: Unamortized debt discount	(84,268)
Total convertible notes	$348,732

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at $1.00 per share. The note has a payment term of nine months and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 4)

On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the nine months ended January 31, 2022, the Company recorded amortization of debt discount of $166,580 reporting under interest expense in the statements of operations.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at $1.00 per share. The note has a payment term of nine months and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 4)

On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. During the nine months ended January 31, 2022, the Company recorded amortization of debt discount of $63,212 reporting under interest expense in the statements of operations.

On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000.

During the nine months ended January 31, 2022, the Company recorded interest expense of $21,802. As of January 31, 2022, the accrued interest payable was $21,802.

As of January 31, 2022, the convertible note payable was $348,732, net of note discount of $84,268.

NOTE 7 – STOCK PAYABLE

	January 31,	April 30
	2022	2021
Lease	$2,500	$18,000
Common stock award to consultants	21,735	-
Common stock award to related party	337,690	-
Stock subscription	15,000
	$376,925	$18,000

On August 5, 2020, the Company entered into a lease agreement for an office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on month-to-month basis. As of January 31, 2022, the Company has issued a total of 30,667 shares of common stock to settle outstanding stock portion of monthly lease through December 31, 2021.

On January 1, 2022, the Company renewed the lease agreement for the office premise at 3571 E. Sunset Road Las Vegas Nevada under a term of one year commencing on January 1, 2022 at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash. (Note 8) During the nine months ended January 31, 2022 and April 30, 2021, the Company recorded stock payable of $2,500 and $18,000, respectively. As of January 31, 2022 and April 30, 2021, stock payable on lease was $2,500 and $18,000, respectively.

During the nine months ended January 31, 2022, the Company accrued stock payable of $21,735 for stock awarded to consultants for outstanding shares of 25,154 common stock.

During the nine months ended January 31, 2022, the Company accrued stock payable of $337,690 for stock awarded to related parties for outstanding shares of 342,500 common stock. (See Note 5)

During the nine months ended January 31, 2022, the Company received $15,000 from an unaffiliated consultant for stock subscription of 10,000 shares of common stock. Each unit consists of one thousand (1,000) shares of common stock at $1.50 a share and one thousand (1,000) bonus Warrants to purchase an additional share of common stock for $2.00 for each warrant.

As of January 31, 2022 and April 30, 2021, total stock payable was $376,925 and $18,000, respectively.

NOTE 8 – COMMITTMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020 at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022 at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash.

The Company also maintains a sales office at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased for a term of 12 months expiring on April 30, 2022 at the cost of $1,857.50 per month.

The leases are exempt from the provisions of ASC 842, Leases, due to the short-terms of their durations.

NOTE 9 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to January 31, 2022 and through the date that these financials were issued, the Company had the following subsequent events:

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at $1.00 per share. The note has a payment term of nine months and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. The note has a maturity date of March 16, 2022. The Company is in negotiations with the lender to have the note extended.

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

On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended January 31, 2022 and 2021 and nine months ended January 31, 2022 and 2021, which are included herein.

Three Months Ended January 31, 2022 Compared to the Three Months January 31, 2021

	Three Months Ended
	January 31,
	2022	2021	Changes	%

Revenues	$397,094	$591,757	$(194,663)	(33)%
Cost of revenue	233,217	532,281	(299,064)	(56)%
Gross Profit (Loss)	163,877	59,476	104,401	176%
Operating Expenses	(6,829,648)	(404,348)	(6,425,300)	1589%
Loss from Operations	(6,665,771)	(344,872)	(6,320,899)	1833%
Other Expenses	(102,969)	-	(102,969)	-
Net Loss	$(6,768,740)	$(344,872)	$(6,423,868)	1863%

Revenues

We had revenues of $397,094 from operations during the three months January 31, 2022, as compared to $591,757 of revenues during the three months ended January 31, 2021. The decrease in revenue is attributed to decreased business activities during the three months ended January 31, 2021. The Company’s business operation commenced during the quarter ended January 31, 2021 and has generated revenue each quarter since such date.

Net Loss

Our unaudited financial statements report a net loss of $6,768,740 for the three months ended January 31, 2022 compared to a net loss of $344,872 for the three months ended January 31, 2021. The increase in net loss was due to an increase in operating expenses and other expenses.

Expenses

Our operating expenses for the three months ended January 31, 2022 were $6,829,648 compared to $404,348 for the three months ended January 31, 2021. Operating expenses for the three months ended January 31, 2022 consisted of $104,325 in general and administrative, $1,063,758 in professional fees, $5,589,026 in professional fees to related parties and $72,539 in management fees and salaries to related parties. Operating expenses for the three months ended January 31, 2021 consisted of $23,446 in general and administrative, $46,896 professional fees and $334,006 in professional fees – related parties. The increase in operating expenses during the three months ended January 31, 2022 was due to an increase in professional fees, general and administrative expenses and management fees and salaries. During the three months ended January 31, 2022, the Company recorded $6,557,867 stock-based compensation awarded to consultants and executives for service performed. The stock-based compensation expense was reported under professional fees in the statements of operations.

Our other expenses for the three months ended January 31, 2022 were $102,969 compared to $0 for the three months ended January 31, 2021. During the three months ended January 31, 2022, the Company incurred interest expense from convertible notes of $10,148 and debt discount amortization of $92,821.

Nine Months Ended January 31, 2022 Compared to the Nine Months January 31, 2021

	Nine Months Ended
	January 31,
	2022	2021	Changes	%

Revenues	$995,813	$622,384	$373,429	60%
Cost of revenue	752,812	532,931	(219,881)	41%
Gross Profit	243,001	89,453	153,548	172%
Operating Expenses	(28,978,109)	(581,932)	(28,396,177)	4880%
Loss from Operations	(28,735,108)	(492,479)	(28,242,629)	5735%
Other Expenses	(251,594)	-	(251,594)	-
Net Loss	$(28,986,702)	$(492,479)	$(28,494,223)	5786%

Revenues

We had revenues of $995,813 from operations during the nine months ended January 31, 2022, as compared to $622,384 of revenues during the nine months ended January 31, 2021. The increase in revenue is attributed to increased business activities during the nine months ended January 31, 2022. The Company’s business operation commenced during the quarter ended January 31, 2021 and has generated increasing revenue each quarter since such date.

Net Loss

Our unaudited financial statements report a net loss of $28,986,702 for the nine months ended January 31, 2022 compared to a net loss of $492,479 for the nine months ended January 31, 2021. The increase in net loss was due to an increase in operating expenses and other expenses.

Expenses

Our operating expenses for the nine months ended January 31, 2022 were $28,978,109 compared to $581,932 for the nine months ended January 31, 2021. Operating expenses for the nine months ended January 31, 2022 consisted of $374,977 in general and administrative, $12,099,999 in professional fees which included stock-based compensation of $11,917,555 for common stock issued to consultants, $16,388,089 in professional fees to a related parties which included stock-based compensation of $16,313,088 for common and preferred stock issued to executives of the Company and $115,044 in management fees and salaries to related parties. Operating expenses for the nine months ended January 31, 2021 consisted of $110,717 in general and administrative, $61,080 in professional fees and $410,135 in professional fees to related parties. The increase in operating expenses during the nine months ended January 31, 2022 was due to an increase in professional fees, general and administrative expenses and management fees and salaries. During the nine months ended January 31, 2022, the Company recorded $28,230,643 stock-based compensation awarded to consultants and executives for service performed. The stock-based compensation expense was reported under professional fees in the statements of operations.

Our other expenses for the nine months ended January 31, 2022 were $251,594 compared to $0 for the nine months ended January 31, 2021. During the nine months ended January 31, 2022, the Company incurred interest expense from convertible notes of $21,802 and debt discount amortization of $229,792.

Liquidity and Financial Condition

Working Capital

	January 31,	April 30,
	2022	2021

Current Assets	$456,574	$19,659
Current Liabilities	$1,451,185	$224,142
Working Capital (Deficiency)	$(994,611)	$(204,483)

Our total current assets as of January 31, 2022 were $456,574 as compared to total current assets of $19,659 as of April 30, 2021 due to an increase in prepaid expenses, cash and cash equivalents, accounts receivable and loan receivable from a related party.

Our total current liabilities as of January 31, 2022 were $1,451,185 as compared to total current liabilities of $224,142 as of April 30, 2021 due to an increase in stock payable, convertible note payable, deposits, accounts payable, accrued liabilities to related parties and accrued interest.

Our working capital deficit at January 31, 2022 was $994,611 as compared to working capital deficit of $204,483 as of April 30, 2021. The increase in working capital deficit was mainly attributed to an increase in deposits, stock payable, convertible note payable and accrued liabilities to related parties.

Cash Flows

	Nine Months Ended
	January 31,
	2022	2021

Cash Flows used in Operating Activities	$(351,773)	$(202,104)
Cash Flows used in Investing Activities	(12,500)	(3,803)
Cash Flows provided by Financing Activities	412,438	237,680
Net increase in cash during period	$48,165	$31,773

Operating Activities

Net cash used in operating activities was $351,773 for the nine months ended January 31, 2022 compared with $202,104 net cash used in operating activities during the same period in 2021.

During the nine months ended January 31, 2022, net cash used in operating activities was attributed to net loss of $28,986,702, decreased by stock-based compensation of $27,871,638, depreciation of furniture and equipment of $858, amortization of convertible note discount of $229,792, lease expense to be settled by common stock of $2,500 and a net change in operating assets and liabilities of $530,141.

During the nine months ended January 31, 2021, the net cash used in operating activities was attributed to net loss of $492,479 from operations, decreased by stock-based compensation of $259,500 and lease expense to be settled by common stock of $12,000 and a net change in operating assets and liabilities of $18,875.

Investing Activities

During the nine months ended January 31, 2022 and 2021, we used $12,500 and $3,803, respectively, in investing activities. During the nine months ended January 31, 2022, the Company advanced to a related party of $12,500. During the nine months ended January 31, 2021, the Company used $3,803 for acquisition of equipment.

Financing Activities

During the nine months ended January 31, 2022, net cash from financing activities was $412,438 compared to $237,680 during the same period in 2021. Proceeds from financing activities during the nine months ended January 31, 2022 were derived from proceeds from issuance of convertible notes totaling of $397,000, proceeds from stock subscription of $15,420 and proceeds from issuance of preferred stock of $18. Proceeds from financing activities during the nine months ended January 31, 2021 were derived from proceeds from issuance of preferred stock and common stock units $237,500, proceeds from issuance of common stock $80 and proceeds from issuance of preferred stock for cash $100.

Going Concern

As of January 31, 2022, we had cash on hand of $60,572. We generated revenues of $995,813 and gross profit of $243,001 during the nine months ended January 31, 2022 but incurred net loss of $28,986,702 during the period and a cumulative net loss of $29,862,846 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2022. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2022.

Our disclosure controls and procedures are not effective for the following reasons:

We did not maintain effective controls to identify and maintain segregation of duties in identifying, authorizing, approving, accounting for, and disclosing significant estimates, related-party transactions, significant unusual transactions, and other non-routine events and transactions. However, the Company has recently hired a CFO, who is in the process of establishing  internals controls.to address these deficiencies.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Please note that the Company has hired a CFO, President and COO in order to strengthen the internal controls of the Company.

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

On August 14, 2020, the Company was included in what it believes to be a non-material litigation filed in the Circuit Court of the Fifth Judicial Circuit, Hernando County, Florida Case No. 20-CA-0652, MNP Industries, LLC (“Plaintiff”) vs Smeal et al. The complaint, which alleges the breach of certain non-compete agreements by multiple defendants, attempts to implicate the Company on the mistaken belief that the Company had acquired another defendant, Miracle Products, LLC. There is not, however, any common ownership or affiliate relationship among the Company and the co-defendants, and the Company is not party to any non-compete agreement with the plaintiff. The Plaintiff amended its complaint to allege breach of NDA and Trade Secret violations which the company believes to be groundless. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. On December 17, 2020, the court issued an order, denying the Plaintiff’s request, and so all of the defendants in the case are now free to work for a competitor of Plaintiff and can service current and former customers of Plaintiff, use the customer list, and can even solicit customers and or the customer list. This was a huge victory for GPOX. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. The latest update on this litigation is the case was referred to non-binding arbitration, the Company’s legal counsel feels the outcome will be favorable for Company and intends in the interim to file Motions for Summary Judgement and has advised the Company there is a reasonable likelihood the Company will prevail. The Company feels that these positive resolutions will occur within the next quarter.

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

GPO PLUS, INC.
(Registrant)

Dated: March 17, 2022	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

