Form 10-K
period 2022-04-30
GPO Plus, Inc.
filed 2022-09-13
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2022

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

Registrant’s telephone number, including area code: 855-935-9111

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2021, was $16,631,300 based on a $1.90 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

32,420,382 shares of common stock as of September 10, 2022

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

As used in this current report and unless otherwise indicated, the terms “we,” “us,” “our” and “our company” mean GPO Plus, Inc., unless otherwise indicated.

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

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Pojunis’s ownership has since been diluted to 23.01%, and Mr. Chen no longer holds any equity interest in our Company.

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

On May 21, 2021, the Company authorized the sale and issuance of up to 19,625,000 Shares of its common stock and 175,000 Series A Non-Voting Redeemable preferred stock. Additionally, the Company initiated a Reg D 506c offering for the sale of up to $5,000,000 million dollars of its shares with warrants referred to as Units, ("Units") each unit costs $1,500.00 and consists of one thousand (1,000) shares of common stock at $1.50 a share and one thousand (1,000) bonus Warrants to purchase an additional share of common stock for $2.00 each Warrant. As of September 10, 2022, the Company sold 6,751,872 shares of common stock, 175,000 Series A Non-Voting Redeemable preferred stock and issued an aggregate of 448,000 of such warrants.

On June 16, 2021, (the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”). Pursuant to the Note, the Company promises to pay the principal sum of the Note to the noteholder on the date that is the nine-month anniversary of the original issue date, or such earlier date as the Note is required or permitted to be repaid as provided thereunder, and to pay interest to the noteholder on the aggregate unconverted and then outstanding principal amount of the Note in accordance with the provisions thereof. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Note at the rate of 9% per annum, calculated based on a 360-day year and shall accrue daily commencing on the original issue date until payment in full of the outstanding principal (or conversion to the extent applicable), together with all accrued and unpaid interest, liquidated damages and other amounts which may become due thereunder, has been made. On April 28, 2022, the company extended the maturity date of the Note for seven months to October 16, 2022. The Company also on May 5, 2022, reduced the warrants are exercise/conversion price to $0.15. On May 21, 2022 the 280,000 warrants were exercise/converted at $0.15 in exchange for USD $42,000.

On September 8, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $150,000 (the “Note”), convertible at $1.00 per share. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share (the “Warrant”). The Note matures nine months from the issuance date and accrues interest at 9%. On April 28, 2022, the company extended the maturity date of the note to November 08, 2022.

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

Principal Products or Services and their Markets

The Company is comprised of HealthGPO, a Group Purchasing Organization for the Healthcare industry, cbdGPO, a Group Purchasing Organization for the hemp industry. DISTRO+, our distribution division and GPO for specialty retailers, and Nutriumph® Supplements, an innovative supplement company whose mission is to offer premium nutraceuticals to assist consumers to reach their health and wellness goals with natural ingredients. In addition, GPOPlus offers professional services through GPOPRO Services.

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

HealthGPO potential market is vast. In addition to traditional healthcare companies, there is also the new emerging market which includes, but is not limited to, convenience stores, hotels, strip mall stores, restaurants, etc. The different businesses in this emerging alternative market have a need for additional services, medical equipment, and PPE products. Previously, existing GPOs wouldn’t consider servicing these kinds of businesses and presumably couldn’t facilitate the new demand. In certain cases, healthcare GPOs’ internal governance prohibits them from working with companies that are not in the healthcare industry.

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

Membership

cbdGPO is developing a tiered, fee-based membership structure for its prospective members. Members will be entitled to receive priority services and benefits according to their membership tier. We expect to finalize and implement our planned membership structure during 2022. Fees and benefits will be assessed and adjusted on an ongoing basis to optimize the supply chain and meet the needs of its members. Participation in cbdGPO will be on a trial basis until the membership structure is finalized.

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

DISTRO+

DISTRO+ is a Group Purchasing Organization (GPO) and distributor of premium products for the emerging specialty retailer sector and wholesalers. Through the power of Group Purchasing, DISTRO+ offers its network of customers (we call them “Members”) competitive pricing with low MOQs that realize similar discounts as major retailers with large buying power.

The purpose of the Phase One launch is to introduce DISTRO+ to our network with 3 goals;

1.	enter into distribution agreements with brands,
2.	sign up retailers as Members, and
3.	identify distributors we can acquire.

1. Distribution Agreements. DISTRO+ is developing a portfolio of “best in class” high-quality innovative and fully compliant products representing numerous brands spanning multiple categories with a focus on hemp-derived CBD packaged goods (and other hemp-derived cannabinoids), vaping/smoking hardware and accessories, and other products + services that benefit our Members.

2. Sign Up Members. DISTRO+’s Members represent specialty retailers, online stores, and wholesalers organized into the following categories: Convenience / C-Stores, Counter Culture Specialty Stores, Department Stores, Grocery and Pharmacies, Health and Wellness Stores, and Wholesalers. To help our Members grow their business and streamline purchasing, DISTRO+ developed a robust technology platform and a Membership Portal. Members have no-cost access to affordable pricing with a suite of tools to simplify purchases, review transactional history, shop from our product catalogs, manage payment methods, and more!

3. Vertical Roll-up Strategy. DISTRO+ intends on scaling quickly by executing its vertical roll-up strategy to attract independent and regional distributors and consolidate them under DISTRO+. To achieve this, DISTRO+ will provide the resources and credibility needed for these organizations to maximize revenue potential through economies of scale of Group Purchasing.

Nutriumph® Supplements

Nutriumph® is an innovative supplement company whose mission is to offer premium nutraceuticals to assist consumers to reach their health and wellness goals with natural ingredients. Nutriumph® products are made with the finest quality ingredients but unlike many other supplement manufacturers, their products come with strict key certifications including but not limited to Gluten-Free, Sugar-Free, 100% Vegan, Non-GMO, and USDA Certified Organic. All Nutriumph® products are Made in the USA at FDA inspected facilities that follow Good Manufacturing Practices (cGMP). Nutriumph® has offices in Las Vegas, Nevada, and Los Angeles, California, and its Laboratory is located in Newnan, Georgia.

Nutriumph®’s top-selling product HERBERALL® is a powerful and 100% natural dietary Brain support supplement (Nootropic) blend that promotes mental awareness and alertness. Designed as a natural alternative to potentially harmful and addiction-forming ADD/ADHD medications. Made from herbs and plants, HERBERALL® improves your energy and mental focus without jitters or crashes.

Since its inception, Nutriumph® developed a strong direct-to-consumer (DTC) online sales infrastructure including optimized and seasoned seller accounts on Amazon, Walmart Marketplace, Etsy, and eBay as well as their primary websites Nutriumph.com and HERBERALL.com. The next growth phase will be expanding Nutriumph® and HERBERALL® into retailers nationally through our distribution division, DISTRO+.

GPOPRO Services

In addition to addressing industry specific purchasing needs, GPOPlus plans to offer professional services through GPOPRO Services to its members.

Planned services include:

•	GPO PAY-low-cost reliable payment processing. GPOPlus will work directly with institutions to provide low-cost and reliable payment processing services to its members.

•	GPO SUPPLIES-GPO Supplies will offer custom packaging, labels, lab equipment and materials, apparel, merchandise, general printing, and promotional items to all members.

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

Some of the companies holding the largest market share in the Healthcare related Group Purchasing Organizations industry include:

•	Premier, Inc. NASDAQ: PINC (Charlotte, N.C.) Premier, Inc. (“Premier”) is a leading healthcare improvement company, uniting an alliance of more than 4,000 U.S. hospitals and health systems and approximately 175,000 other providers and organizations to transform healthcare. With integrated data and analytics, collaboratives, supply chain solutions, and consulting and other services, Premier enables better care and outcomes at a lower cost. 3,000 hospitals and 110,000 other healthcare providers. In addition to leveraging contracts for its member providers, Premier also has a clinical database containing information on approximately $41 billion in annual purchasing data, approximately 2.5 million real-time daily clinical transactions and data on one third of discharges nationwide.

•	McKesson Corporation NYSE: MCK (Irving, TX) - McKesson Corporation “(McKesson”) is a global leader in healthcare supply chain management solutions, retail pharmacy, community oncology and specialty care, and healthcare information solutions. McKesson partners with pharmaceutical manufacturers, providers, pharmacies, governments and other organizations in healthcare to help provide the right medicines, medical products and healthcare services to the right patients at the right time, safely and cost-effectively. United by its ICARE shared principles, McKesson’s employees work every day to innovate and deliver opportunities that make its customers and partners more successful - all for the better health of patients.

•	Intalere PRIVATE (St. Louis, MO) - Intalere Private (“Intalere”) is a group purchasing organization whose mission focuses on elevating the health of healthcare by designing solutions to improve its members’ financial, operational and clinical performance. Intalere empowers its customers and delivers measurable results through its highly personalized approach of creating strategies and programs focused on their goals. From managing their entire spend to strategic consulting around diagnosing particular areas of concern, Intalere’s unique provider-owned model allows it to leverage nationally recognized best practices in supply chain and patient outcomes to drive efficiencies for its members.

•	MedAssets (Alpharetta, Ga.) - 4,400 hospitals and 122,000 non-acute healthcare providers. MedAssets is an exclusively healthcare-focused GPO that serves four out of five hospitals in the U.S. The GPO manages more than $50 billion in supply expense, $2.5 billion in labor expense and $365 billion in gross revenue on behalf of its clients.

While the market health industry GPOs are well established, GPO participation in the emerging hemp industries is in its infancy. Certain refined and unrefined hemp-derived products are presently offered by a small number of generalized healthcare and agricultural group purchasers; however, no GPO has emerged as a dominant market presence to meet the needs of the growing global hemp market.

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

Employees and Consultants

We had 5 employees as of April 30, 2022 or as at the date of this Annual Report. As at the date of this Annual Report we are actively recruiting employees. We anticipate that we will require approximately 10 to 15 employees during fiscal 2023. We may also engage independent contractors as required to assist us in developing our business.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We have a limited operating history with significant losses.

We have only begun to generate revenues during the year ended April 30, 2021. Our net loss for the year ended April 30, 2022 was $29,590,456. We also anticipate sustaining a loss from operations for the fiscal year ended April 30, 2023. Our profitability will depend on our ability to successfully market and attract members for our GPOs and sell products and services to our GPO membership, and there can be no assurance that we will be able to do so. If we are unable to achieve profitability or to raise sufficient capital to carry out our business plan, we may not be able to continue operations.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

Although we secured net proceeds of $250,000 and $147,000 from the issuance of convertible debentures in June and September 2021, respectively, we anticipate needing significant capital to develop our sales force and effectively market our GPOs. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we will require external financing to satisfy our operating and capital needs. We will need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.

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

Our business, operations and financial condition could be materially adversely affected by public health crises, including epidemics, pandemics and or other health crises, such as the outbreak of COVID-19. The current COVID-19 global health pandemic is significantly impacting the global economy, including retail, commodity and financial markets. The full extent and impact of the COVID-19 pandemic is unknown and, to date, has included volatility in financial markets, volatility in commodity prices (including precious metals), significant restrictions on travel, temporary business closures, quarantines, and a general reduction in economic and consumer activity, globally, all of which raise concern about a prolonged global recession. In addition, the COVID-19 outbreak may result in operating, supply chain and project development delays which may have material adverse effects on the operations of our current and planned supplier and customers. Such third-party operations may be suspended for precautionary purposes, or due to the imposition of emergency measures or other government action to combat the spread of COVID-19. If the operation or development of one or more third party businesses upon which we rely is suspended, it may have a material adverse impact on our results of operations and financial condition, or on the trading price of our securities.

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

As of April 30, 2022, the Company had $2,877 in cash and cash equivalents, $1,104 of accounts receivable and $445,633 in prepaid expenses. We expect to continue our efforts to develop, market, and establish our GPO operations. However, we anticipate that we will be required to sell additional equity securities which will result in dilution to our existing stockholders. Furthermore, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. We currently have 32,420,382 shares of common stock outstanding, with approximately 66% of the shares being held by our officers and directors. We cannot predict what effect, if any, market sales of securities held by our significant shareholder or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal business and corporate address are 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120. This office is currently leased for a term of 12 months at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company (calculated based on a 10% discount to fair market value at the time of payment) and $2,000 payable in cash. We may extend our lease on a month-to-month basis following expiration of the initial term.

We also maintain a sales office at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased is currently on a month-to-month basis.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On August 14, 2020, the Company was included in what it believes to be a non-material litigation filed in the Circuit Court of the Fifth Judicial Circuit, Hernando County, Florida Case No. 20-CA-0652, MNP Industries, LLC (“Plaintiff”) vs Smeal et al. The complaint, which alleges the breach of certain non-compete agreements by multiple defendants, attempts to implicate the Company on the mistaken belief that the Company had acquired another defendant, Miracle Products, LLC. There is not, however, any common ownership or affiliate relationship among the Company and the co-defendants, and the Company is not party to any non-compete agreement with the plaintiff. The Plaintiff amended its complaint to allege breach of NDA and Trade Secret violations which the Company believes to  be groundless. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. On December 17, 2020, the court issued an order, denying the Plaintiff’s request, and so all of the defendants in the case are now free to work for a competitor of Plaintiff and can service current and former customers of Plaintiff, use the customer list, and can even solicit customers and or the customer list. This was a huge victory for GPOX. The Company instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted and the case was referred to non-binding arbitration. On June 29, 2022 a Judgement was entered in favor of GPOX on all counts of MNP’s amended complaint against GPOX, but MNP filed a notice to appeal. The Company feels positive resolutions will occur within the next quarter.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares have been listed for quotation on the OTCQB under the trading symbol “GPOX” since March 2021. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. OTC securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Market issuers are traditionally smaller companies that are financially distressed, in bankruptcy, or do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of September 10, 2022 we had 109 shareholders of record of our common stock with 32,420,382 shares of common stock outstanding.

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

The following table provides information regarding our equity compensation plans as of April 30, 2022:

Equity Compensation Plan Information
Number of
	securities to	Weighted-	Number of
	be issued	average	securities
	upon exercise	exercise price	remaining available
	of outstanding	of outstanding	for future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation plans
Plan category	rights	rights	(1)
Equity compensation plans approved by security holders			240,358 common
	-	N/A	shares

__________

(1) On May 21, 2021, the Company issued 1,959,642 shares of immediately-vested common stock to employees and consultants under the 2020 Equity Incentive Plan. The market value of the shares on the grant date was $2.45 per share, resulting in a $4,801,123 expense and 240,358 remaining shares issuable under the plan. No options or warrants were issued in connection with these common shares.

Recent Sales of unregistered securities

During the year ended April 30, 2022, the Company issued 20,000 shares of common stock for cash proceed of $28,965, incurring shares issuance cost of $1,035.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended April 30, 2022 or subsequently through the date of this report.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended April 30, 2022 and 2021, which are included herein.

We had revenues of $1,162,822 for the year ended April 30, 2022 and $826,731 revenues from our operations during the year ended April 30, 2021.

Year Ended April 30, 2022 Compared to Year Ended April 30, 2021

	Year Ended April 30,
	2022	2021	Changes	%

Revenues	$1,162,822	$826,731	$336,091	41%
Cost of revenue	(1,143,947)	(731,251)	(412,696)	56%
Gross Profit	18,875	95,480	(76,605)	80%
Operating Expenses	(29,279,447)	(852,808)	(28,426,639)	3,333%
Loss from Operations	(29,260,572)	(757,328)	(28,503,244)	3,764%
Other Expenses	(329,884)	-	(329,884)	0%
Net Loss	$(29,590,456)	$(757,328)	$(28,833,128)	3,807%

Our audited financial statements report a net loss of $29,590,456 for the year ended April 30, 2022 compared to a net loss of $757,328 for the year ended April 30, 2021. The increase in net loss during the year ended April 30, 2022 was mainly due to an increase in the operating expenses and an increase in other expenses.

During the year ended April 30, 2022, the Company recognized revenue of $1,162,822 and incurred cost of revenue of $1,143,947, generating gross profit of $18,875.

Our operating expenses for the year ended April 30, 2022 were $29,279,447 compared to $852,808 for the year ended April 30, 2021. The operating expenses for the year ended April 30, 2022 consists of general and administrative expenses of $333,961, professional fees of $28,673,854, salaries and wages of $228,262 and management fee of $43,370. The operating expenses for the year ended April 30, 2021 consists of general and administrative expenses of $217,178, professional fees of $624,639, and management fee of $10,991. The increase in operating expenses during the year ended April 30, 2022 was due to increasing business activities of the Company during the year, and $28,292,017 in stock-based compensation during the fiscal year ended 2022 compared to only $259,500 in stock-based compensation during fiscal 2021..

During the year ended April 30, 2022, the Company incurred interest expense from of $329,884, comprised of note interest expense of $31,304 and amortization of debt discount of $298,580.

Liquidity and Financial Condition

Working Capital
	April 30,	April 30,
	2022	2021

Current Assets	$449,614	$19,659
Current Liabilities	$1,146,362	$224,142
Working Capital (Deficiency)	$(696,748)	$(204,483)

Our total current assets as of April 30, 2022 were $449,614 as compared to total current assets of $19,659 as of April 30, 2021 due to an increase in prepaid expenses.

Our total current liabilities as of April 30, 2022 were $1,146,362 as compared to total current liabilities of $224,142 as of April 30, 2021. The increase was primarily due to an increase in accounts payable and accrued liabilities, accrued interest and convertible note payable.

Our working capital deficit at April 30, 2022 was $696,748 as compared to working capital deficit of $204,483 as of April 30, 2021. The increase in working capital deficiency was mainly attributed to an increase in accounts payable and accrued liabilities and convertible notes

Cash Flows

	Year Ended April 30,
	2022	2021

Cash Flows used in Operating Activities	$(414,623)	$(269,554)
Cash Flows used in Investing Activities	(21,310)	(5,719)
Cash Flows provided by Financing Activities	426,403	287,680
Net increase (decrease) in cash during period	$(9,530)	$12,407

Operating Activities

Net cash used in operating activities was $414,623 for the year ended April 30, 2022 compared with net cash used in operating activities of $269,554 during the prior year.

During the year ended April 30, 2022, the net cash used in operating activities was attributed to net loss of $29,590,456, reduced by stock-based compensation of $28,292,017, lease expense settled by common stock of $52,900, depreciation of $1,143, amortization of convertible note discount of $298,580, bad debt expense of $84,442 and share issuance cost of $1,035, and net changes in operating assets and liabilities of $445,716.

During the year ended April 30, 2021, the net cash used in operating activities was attributed to net loss of $757,328, reduced by stock-based compensation of $259,500, lease expense settled by common stock of $18,000, depreciation of $478, and net changes in operating assets and liabilities of $209,796.

Investing Activities

During the year ended April 30, 2022, we used $21,310 for investing activities related to advances on loan receivable from a related party.  During the year ended April 30, 2021, we used $5,719 in investing activities from the acquisition of equipment.

Financing Activities

During the year ended April 30, 2022, net cash from financing activities was $426,403 compared to $287,680 during the year ended April 30, 2021. During the year ended April 30, 2022, the Company received proceeds from issuance of preferred stock of $18, proceeds from issuance of common stock of $29,385 and proceeds from issuance of convertible note of $397,000. During the year ended April 30, 2021, the Company received proceeds from issuance of preferred stock and common stock units of 287,500, proceeds from issuance of preferred stock for cash of $100 and proceeds of issuance of common stock of $80.

Cash Requirements

As of April 30, 2022, we had cash and cash equivalents of $2,877, accounts receivable of $1,104 and prepaid expenses of 445,633. During the years ended April 30, 2022, we received proceeds from equity issuances of $29,403. During the year ended April 30, 2022, the Company recognized revenue of $1,162,822, incurred cost of revenue of $1,143,947 and generated gross profit of $18,875. During the year ended April 30, 2021, the Company recognized revenue of $826,731, incurred cost of revenue of $731,251 and generated gross profit of $95,480.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated
Description	Expenses ($)
Public Company + Professional Fees	$190,000
General & Administrative Expense	$400,000
Marketing Expenses	$600,000
Initial Personnel	$210,000
HealthGPO	$25,000
cbdGPO	$55,000
GPO PAY - Portal Development	$12,000
GPO Distro	$140,000
Unallocated Working Capital/Contingency	$60,000
Total Expenses	$1,692,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,692,000 over the next 12 months to pay for our planned expenses. In addition, our planned expenses, including legal, accounting and audit fees, and general and administrative expenses, may be higher in the event we enter into any significant transactions. These planned cash requirements are in excess of our current cash and working capital resources. Although our cash requirements may be offset in part by anticipated revenues, we will require additional financing in order to continue operations, execute our business plan, and repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Step 1: Identify the contract(s) with customers - The invoice has been generated and provided to the customer.

Step 2: Identify the performance obligations in the contract - The performance obligations of delivery of products are stated in the invoice.

Step 3: Determine the transaction price - The transaction price has been identified in the invoice.

Step 4: Allocate the transaction price to performance obligations - The Company has allocated the transaction price to performance obligation in the invoice.

Step 5: Recognize revenue when the entity satisfies a performance obligation - The Company has shipped out the product and, therefore, satisfied the performance obligation.

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

The main business segments are HealthGPO, a Group Purchasing Organization for the Healthcare industry, and cbdGPO, a Group Purchasing Organization for the Hemp industry. , DISTRO+, our distribution division and GPO for specialty retailers and Nutriumph® Supplements, an innovative supplement company whose mission is to offer premium nutraceuticals to assist consumers to reach their health and wellness goals with natural ingredients.  In addition, the Company offers professional services through GPOPRO Services.

During the year ended April 30, 2022 and 2021, the Company recognized $1,157,119 and $824,065 of revenues related to merchandise and product sales, and $5,704 and $2,666 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $1,162,822 and $826,731, respectively.  The Company incurred cost of revenue of $1,143,947 and $731,251, and generated gross profit of $18,875 and $95,480 during the years ended April 30, 2022 and 2021, respectively.  In regard to the sales that occurred during the year ended April 30, 2022, there are no unfulfilled obligations related to the merchandise and product sales.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GPO Plus, Inc.

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPO Plus, Inc. (the Company) as of April 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 22,2022

(Pinnacle PCAOB ID: 6117)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GPO PLUS, INC.
AUDITED BALANCE SHEETS
	April 30,	April 30,
ASSETS	2022	2021

Current Assets:
Cash and cash equivalents	$2,877	$12,407
Accounts receivable	1,104	5,252
Prepaid expenses	445,633	2,000
Total Current Assets	449,614	19,659

Property, Plant, and Equipment, net	4,098	5,241

TOTAL ASSETS	$453,712	$24,900
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	519,606	206,142
Accrued interest	31,304
Accrued liabilities - related parties	177,932
Convertible note payable, net of debt discount of $15,480	417,520
Stock payable		18,000
Total Current Liabilities	1,146,362	224,142

Total Liabilities	1,146,362	224,142

Commitments and Contingencies (Note 6)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 and 28,750 shares issued and outstanding at April 30, 2022 and April 30, 2021, respectively	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 and 0 shares outstanding at April 30, 2022 and April 30, 2021 respectively	1,750,000	-
Stockholders’ Equity (Deficit):
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 and 0 shares issued and outstanding at April 30, 2022 and April 30, 2021, respectively	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 and 115,000 shares issued and outstanding at April 30, 2022 and April 30, 2021, respectively	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 31,361,572 and 9,666,674 shares issued and outstanding at April 30, 2022 and April 30, 2021, respectively	3,136	967
Additional paid in capital	27,795,797	450,918
Accumulated deficit	(30,466,600)	(876,144)
Total Stockholders’ Equity (Deficit)	(2,667,555)	(424,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$453,712	$24,900

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.
AUDITED STATEMENTS OF OPERATIONS
	Year Ended
	April 30,
	2022	2021

Revenues	$1,162,822	$826,731
Cost of revenue	1,143,947	731,251
Gross Profit	18,875	95,480

Operating Expenses
General and administrative	333,961	217,178
Professional fees	7,670,331	624,639
Professional fees - related parties	21,003,523	-
Management and salaries - related party	271,632	10,991
Total Operating Expenses	29,279,447	852,808

Loss from operations	(29,260,572)	(757,328)

Other Expense
Interest Expense	(329,884)	-
Total Other Expense	(329,884)	-

Net Loss	(29,590,456)	(757,328)

Net Loss Per Common Share: Basic and Diluted	$(1.35)	$(0.08)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	21,961,279	9,466,701

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

					Stockholders' Equity (Deficit)
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

*Balance, April 30, 2020	-	$-	-	$-	-	$-	-	$-	9,316,674	$932	$128,790	$(118,816)	$10,906
Issuance of Preferred Stock and Class A Common Stock units for cash	28,750	224,905	-	-	-	-	115,000	12	-	-	62,583	-	62,595
Issuance of Common Stock for cash	-	-	-	-	-	-	-	-	80,000	8	72	-	80
Issuance of Preferred Stock for cash	-	-	-	-	1,000,000	100	-	-	-	-	-	-	100
Stock based compensation	-	-	-	-	-	-	-	-	270,000	27	259,473	-	259,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	(757,328)	(757,328)
Balance, April 30, 2021	28,750	$224,905	-	$-	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)
Issuance of preferred stock for cash	-	-	175,000	1,750,000	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	6,504,895	650	7,731,477	-	7,732,127
Stock based compensation - related party	-	-	-	-	-	-	-	-	15,104,336	1,510	19,252,451	-	19,253,961
Issuance of common stock for lease	-	-	-	-	-	-	-	-	50,667	5	52,895	-	52,900
Issuance of common stock for cash	-	-	-	-	-	-	-	-	20,000	2	29,998	-	30,000
Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	15,000	2	14,998	-	15,000
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	263,060	-	263,060
Net loss	-	-	-	-	-	-	-	-	-	-	-	(29,590,456)	(29,590,456)
Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	31,361,572	$3,136	$27,795,797	$(30,466,600)	$(2,667,555)

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.
AUDITED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021

Net loss	$(29,590,456)	$(757,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	6,844,861	259,500
Stock based compensation - related parties	21,003,523
Share issued for prepaid expenses	443,633
Lease expense to be settled by common stock	52,900	18,000
Depreciation of furniture and equipment	1,143	478
Amortization of convertible note discount	298,580
Bad debt expense	84,442
Share issuance cost	1035
Changes in operating assets and liabilities:
Accounts receivable	(58,984)	-
Prepaid expenses	-
Accounts payable and accrued liabilities	313,464
Accrued interest	31,304
Accrued liabilities - related parties	177,932
Stock payable for lease	(18,000)
Net cash used in Operating Activities	(414,623)	(269,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(5,719)
Advances on loan receivable - related party	(21,310)
Net cash used in Investing Activities	(21,310)	(5,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock for cash	18	100
Proceeds from issuance of common stock	29,385	80
Proceeds from issuance of preferred stock and common stock units	-	287,500
Proceeds from issuance of convertible note	397,000	-
Net cash provided by Financing Activities	426,403	287,680

Net change in cash for period	(9,530)	12,407
Cash at beginning of period	12,407	-
Cash at end of period	$2,877	$12,407

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in conjunction with issuance of convertible note	$263,060	$-
Issuance of common stock for conversion of debit	$15,000

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2022 AND 2021

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Pojunis’s ownership has since been diluted to 23.01%, and Mr. Chen no longer holds any equity interest in the Company.

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of April 30, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $30,466,600. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and are presented in US dollars. The Company’s year-end is April 30.

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

As of April 30, 2022 and 2021, the Company had cash and cash equivalents of $2,877 and $12,407, respectively.

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

As of April 30, 2022 and 2021, the Company had accounts receivable of $1,104 and $5,252, respectively.

Prepaid Expense.

Prepaid expenses relate to security deposit for office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of April 30, 2022 and 2021, prepaid expense was $445,633 and $2,000, respectively. As of April 30, 2022, $443,633 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise.

	April 30,	April 30,
	2022	2021
Security Deposit	$2,000	$2,000
Prepayment for shares issued to consultants	443,633	-
Total	$445,633	$2,000

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended April 30, 2022 and 2021, no impairment losses have been identified.

As of April 30, 2022 and 2021, Property, Plant and Equipment was $4,098 and $5,241, respectively. Depreciation of $1,143 and $478 was incurred during the years ended April 30, 2022 and 2021.

Revenue Recognition

During the year ended April 30, 2021, the Company generated its first revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “

Revenue Recognition

” following the five steps procedure:

Step 1: Identify the contract(s) with customers - The invoice has been generated and provided to the customer.

Step 2: Identify the performance obligations in the contract - The performance obligations of delivery of products are stated in the invoice.

Step 3: Determine the transaction price - The transaction price has been identified in the invoice.

Step 4: Allocate the transaction price to performance obligations - The Company has allocated the transaction price to performance obligation in the invoice.

Step 5: Recognize revenue when the entity satisfies a performance obligation - The Company has shipped out the product and, therefore, satisfied the performance obligation. The risk of loss passed to the customers at the point of shipment.

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

The Company is comprised of HealthGPO, a Group Purchasing Organization for the Healthcare industry, cbdGPO, a Group Purchasing Organization for the hemp industry. DISTRO+, our distribution division and GPO for specialty retailers, and Nutriumph® Supplements, an innovative supplement company whose mission is to offer premium nutraceuticals to assist consumers to reach their health and wellness goals with natural ingredients. In addition, GPOPlus offers professional services through GPOPRO Services.

During the year ended April 30, 2022 and 2021, the Company recognized $1,157,119 and $824,065 of revenues related to merchandise and product sales, and $5,703 and $2,666 of revenues related to shipping recovered on merchandise sales, respectively , resulting in total revenue of $1,162,822 and $826,731, respectively.  The Company incurred cost of revenue of $1,143,947 and $731,251, and generated gross profit of $18,875 and $95,480 during the years ended April 30, 2022 and 2021, respectively.   In regard to the sales that occurred during the year ended April 30, 2022, there are no unfulfilled obligations related to the merchandise and product sales.

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

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable US GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. During the year ended April 30, 2022 the Company has chosen to early adopt of ASU2020-06 and did not record a beneficial conversion feature (“BCF”) discount on the issuance of convertible notes with the conversion rate below the Company’s market stock price on the date of note issuance.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the years ended April 30, 2022 and 2021, the Company recorded $28,292,017 and $259,500 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional  fees - related parties in the statements of operation.

	Year ended
	April 30,
	2022	2021
Common stock award to consultants	$7,288,494	$259,500
Common stock award to management and executives - related parties	21,003,523	-
	$28,292,017	$259,500

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the year ended April 30, 2022 and 2021, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	April 30,	April 30,
	2022	2021
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	433,000	-
Warrants	448,000	-
Common Stock Payable	-	12,000
	1,881,000	1,012,000

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at April 30, 2022 and 2021, that are convertible into shares of common stock at a one-for-one rate. (Note 4)

During the year ended April 30, 2022, the Company issued convertible notes of $448,000 to a non-affiliate that are convertible at a fixed rate of $1. The Company issued 448,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. During the year ended April 30, 2022, the Company issued 15,000 shares of common stock for the repayment of note principal amount of $15,000 resulting in a $433,000 remaining balance (Note 6)

Net loss per share for each class of common stock is as follows:

	Year Ended
	April 30,
	2022	2021
Net loss per share, basic and diluted	$(1.35)	$(0.08)
Net loss per common shares outstanding:
Founders Class A Common stock	$(257.31)	$-
Ordinary Common stock	$(1.35)	$(0.08)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	-
Ordinary Common stock	21,846,279	9,466,701
Total weighted average shares outstanding	21,961,279	9,466,701

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when a different tax rate is enacted.

Pursuant to the provisions of ASC 740, “Income Taxes,” the Company provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical taxable income generation, projected future taxable income, the reversal of existing deferred tax liabilities and tax planning strategies in making this assessment (Note 8).

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on May 1, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

In November 2019, the FASB issued ASU No. 2019-08, Compensation-Stock Compensation and Revenue from Contracts with Customers; Codification Improvements- Share-Based Consideration Payable to a Customer. ASU 2019-08 is effective for reporting periods beginning after December 15, 2019. ASU 2019-08 requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in ASC 718, "Compensation - Stock Compensation". As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. Measuring and classifying share-based payments to customers under ASC 718 provide fewer measurement dates for the instruments, fewer instances of classifying the instruments as liabilities; and more consistent accounting with share-based payments made to other nonemployees. The impact of this new standard on the Company’s financial statements has not been material.

In December 2019, the FASB issued ASC No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The impact of this new standard on the Company’s financial statements has not been material.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 - CAPITAL STOCK

Share Capital

On June 19, 2020, the Company announced a reverse stock split of the issued and authorized shares of common stock on the basis of 1 new share for 12 old shares. The reverse stock split was declared effective by FINRA on August 20, 2020. Our issued and outstanding capital decreased from 111,800,000 shares of common stock to 9,316,674 shares of common stock. The reverse stock split also resulted in the decrease of the authorized capital from 1,500,000,000 shares of common stock to 125,000,000 shares of common stock. The issued and outstanding shares and authorized capital have been restated retroactively in the financial statements.

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

Year ended April 30, 2021

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

Year ended April 30, 2022

During the year ended April 30, 2022, the Company issued 6,504,895 shares of common stock to consultants and employees at $7,732,127 for services, of which 1,160,938 shares were issued for prepaid expenses to consultants at $447,600. As of April 30, 2022, $443,633 remained in the prepaid expense.

During the year ended April 30, 2022, the Company issued 15,104,336 shares of common stock to executives at $19,253,961 for services. (Note 5)

 During the year ended April 30, 2022, the Company issued 50,667 shares of common stock to landlord at $52,900 for lease payment on office premise.

During the year ended April 30, 2022, the Company issued 20,000 shares of common stock for cash proceed of $28,965, incurring shares issuance cost of $1,035.

On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share.(Note 6)

As of April 30, 2022 and April 30, 2021, the issued and outstanding ordinary common stock was 31,361,572 and 9,666,674, respectively.

Founders’ Class A Common Stock and Founders' Series A Non-Voting Redeemable Preferred Stock

During the year ended April 30, 2021, the Company issued common and preferred stock units comprising of 115,000 shares of founders’ class A common stock and 28,750 shares of founder’s series A non-voting redeemable preferred stock to non-affiliates for total consideration of $287,500.

The founder’s series A non-voting redeemable preferred stock has a redemption value of $15 per share and is contingently redeemable at the holder’s option, and as a result was classified as mezzanine equity in the Company’s balance sheet. The redemption value of $224,905 was determined to be its fair market value.

As of April 30, 2022 and April 30, 2021, the Company had 115,000 shares of founder’s class A common stock issued and outstanding and 28,750 shares of founder’s series A non-voting redeemable preferred stock issued and outstanding.

Series A Convertible Preferred Stock

The Company has designated 1,000,000 shares of series A convertible preferred stock. The series A convertible preferred stock may convert into common stock at a rate equal to one share of common stock for each share of series A convertible preferred stock. Each Series A convertible preferred shareholder is entitled to one hundred (100) votes for each share held of record on matters submitted to a vote of holders of the Company’s ordinary Common Stock.

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50. (Note 5)

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to an executive of the Company at $0.0001 per shares for consideration of $50. (Note 5)

As of April 30, 2022 and 2021, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of April 30, 2022 and 2021, the Company had 175,000 shares and 0 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

During the year ended April 30, 2022, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 448,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 6)

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended April 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2021	-	$-
Granted	448,000	1.25
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2022	448,000	$1.25

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555% - 591%
Expected dividend yield	-
Risk-free interest rate	0.41% - 0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of April 30, 2022:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
448,000	2.46	$1.25	448,000	$1.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at April 30, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of April 30, 2022, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.39 on April 30, 2022.

As of April 30, 2022, the Company valued the fair value on the 448,000 units of common stock purchase warrants granted at $880,000 based on Black-Scholes option valuation model. Since the fair market value of the warrants exceeded the proceeds received and the face value of the underlying convertible note, the relative fair value of the warrants of $263,060 was allocated to the debt discount of the convertible note amortized over the nine-month term of the note.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party compensation for the year ended April 30, 2022, share holding and salary payable as of April 30, 2022 are summarized as below:

	Cash/Stock Compensation			Common	Convertible Series A	Series A non-voting redeemable
Title	Wages	Management Fees	Stock Compensation	Stock Shares	Preferred Shares	preferred Shares	Salary Payable
CEO	$15,000	$43,370	$2,121,563	7,162,500	500,000	-	$8,077
Advisor - Affiliate	-	90,000	11,429,272	6,453,000	500,000	175,000	90,000
President	20,000	-	2,405,937	2,511,667	-	-	20,000
COO	27,000	-	3,386,040	2,363,333	-	-	11,077
CFO	18,462	-	129,375	375,000	-	-	8,077
VP Sales	57,800	-	1,531,336	1,288,836	-	-	40,702
	$138,262	$133,370	$21,003,523	20,154,336	1,000,000	175,000	$177,933

CEO

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

During the year ended April 30, 2022, the Company issued 2,162,500 shares of restricted common stock to the CEO valued at $2,121,563.

During the year ended April 30, 2022, the Company incurred management fees of $43,370 to the CEO of the Company.

During the year ended April 30, 2022, the Company incurred management salary expense of $8,077 to the CEO, payable as of April 30, 2022.

Advisor - Affiliate

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the affiliated advisor of the Company at $0.0001 per share for consideration of $50.

On May 21, 2021, the Company issued 175,000 series A non-voting redeemable preferred shares to the affiliated advisor of the Company at $10 stated value per share valued at $1,750,000 and for cash consideration of $17.50. The remaining portion of $1,749,982 was recorded as stock based compensation expense in Professional fees - related party.

On May 21, 2021, the Company issued 1,400,000 shares of restricted stock to the affiliated advisor executive valued at $2,100,000.

On May 21, 2021, the Company issued 418,000 shares of S-8 stock to the affiliated advisor valued at $627,000.

On May 21, 2021, the Company issued 3,000,000 shares of restricted stock to the affiliated advisor valued at $4,500,000.

On August 27, 2021, the affiliated advisor entered into a consulting advisor agreement with a sign on bonus of $50,000 payable as of April 30, 2022. The executive will also be paid for annual consulting fees of $60,000 and the accrued portion of $40,000 was recorded as of April 30, 2022. As of April 30, 2022, the total amount due to the executive was $90,000.

On December 29, 2021, the Company issued 1,635,000 shares of common stock to the affiliated advisor valued at $2,452,500 for services.

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

On October 6, 2021, the Company issued 125,000 shares of common stock to the President at $187,500.

On December 31, 2021, the Company issued 2,100,000 shares of restricted common stock to the President at $2,100,000 as sign on bonus.

On December 31, 2021, the Company issued 125,000 shares of restricted common stock to the President at $125,000.

On April 28, 2022, the Company issued 104,167 shares of restricted common stock to the President at $35,938.

During the year ended April 30, 2022, the Company incurred management salary expense of $20,000 to the President, payable as of April 30, 2022.

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

On April 28, 2022, the Company issued 208,333 shares of restricted common stock to the COO at $153,750.

During the year ended April 30, 2022, the Company incurred management salary expense of $27,000 to the COO, of which $11,077 was payable as of April 30, 2022.

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

On April 28, 2022, the Company issued 360,000 shares of restricted common stock to the CFO at $124,200.

On April 28, 2022, the Company issued 15,000 shares of S-8 common stock to the CFO at $5,175.

During the year months ended April 30, 2022, the Company incurred management salary expense of $18,462 to the CFO, of which $8,077 was payable as of April 30, 2022.

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

On May 21, 2021, the Company issued 80,000 shares of S-8 stock to the VP Sales and Marketing valued at $120,000 as sign on bonus. During the year ended April 30, 2022, these shares were sold to an non-affiliated investor.

On May 21, 2021, the Company issued 250,000 shares of restricted common stock to the VP Sales and Marketing at $375,000 as sign on bonus.

On December 31, 2021, the Company issued 1,036,336 shares of restricted common stock to the VP Sales and Marketing at $1,036,336 as sign on bonus.

During the year ended April 30, 2022, the Company incurred management salary expense of $57,800 to the VP Sales and Marketing, of which $40,702 was payable as of April 30, 2022.

Loan Receivable

On June 16, 2021, the Company signed an agreement with a related party that is an affiliate of the Company’s CEO for a loan of $21,310. The loan is non-interest bearing and has a one-year term. During the year ended April 30, 2022, the Company advanced the $21,310 to this affiliate, but the loan receivable was determined to be uncollectible and was written off as bad debt at April 30, 2022.

NOTE 6 - COVERTIBLE NOTE PAYABLE

Convertible note payable at April 30, 2022 consists of the following:

April 30, 2022
Dated June 16, 2021	$265,000
Dated September 8, 2021	168,000
Total convertible notes payable, gross	433,000
Less: Unamortized debt discount	(15,480)
Total convertible notes	$417,520

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1.00 per share. The note has a payment term of nine months for expiry date of March 16, 2022 and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 4) On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022.

On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $196,667 reporting under interest expense in the statements of operations. As of April 30, 2022, the debt discount was fully amortized.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1.00 per share. The note has a payment term of nine months for expiry date of June 8, 2022 and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. (Note 4) On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022.

On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $101,913 reporting under interest expense in the statements of operations. As of April 30, 2022, the unamortized debt discount was $15,480.

On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000.

During the year ended April 30, 2022, the Company recorded interest expense of $31,304. As of April 30, 2022, the accrued interest payable was $31,304.

As of April 30, 2022, the convertible note payable was $417,520, net of debt discount of $15,480.

NOTE 7 - COMMITTMENTS AND CONTINGENCIES

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

NOTE 8 - INCOME TAX

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

The reconciliation of the net operating loss for year ended April 30, 2022 and 2021 is shown as follows:

	Year Ended
	April 30,	April 30,
	2022	2021
Net loss	$(29,590,456)	$(757,328)
Add: Stock based compensation	28,292,017	259,500
Net operating loss	$(1,298,439)	$(497,828)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2022 and 2021 are as follows:

	April 30,	April 30,
	2022	2021
Net operating loss carryforward	$(1,915,083)	$(616,644)
Effective tax rate	21%	21%
Deferred tax asset	(402,167)	(129,495)
Less: Valuation allowance	402,167	129,495
Net deferred asset	$-	$-

The valuation allowance increased by $272,672 and $104,544 during the years ended April 30, 2022 and 2021, respectively. As of April 30, 2022, the Company had approximately $2 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018 can be carried forward for twenty years, whereas NOLs generated after April 30, 2018 can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2022 are subject to review by the tax authorities.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended April 30, 2022 or 2021. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2022 or 2021. Tax returns for the years ended 2016 through 2022 are subject to review by the tax authorities.

NOTE 9 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at April 30, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to April 30, 2022 and through the date that these financials were issued, the Company had the following subsequent events:

On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021 for proceed of $42,000 On May 5, 2022, the Company reduced the warrants are exercise price of the attached warrants from the convertible promissory note of $280,000 issued on June 16, 2021 from $1.25 per share to $0.15 per share.

On June 7, 2022, Master Distribution Agreement with DEV Distribution LLC, which appoints GPOX as a master distributor for the best-efforts sale of Branded Products, Bulk Products and White Label Products within a specific Territory.

On June 7, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $75,000 Promissory Note for a purchase price of $74,000, convertible at 75% of the average closing price thirty (30) trading days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of the note in the event of default. The Company has also issued 75,000 Restricted Common Shares to the investor as an inducement. The note matures 10 months from the issuance date and accrues interest at 10%

On July 7, 2022, Acquired the of assets and intellectual properties from Nutriumph. The purchase price consisted of $50,000 cash and 200,000 shares at $0.30 per share of the Company's common stock. The Company had also entered into an Employment Agreement with Nadege Bellissan as “CEO” of the Nutriumph Division of GPO Plus. The Company had also entered into an Independent Consultant Agreement with Orev, LLC to assist with the Nutriumph acquisition.

On June 30, 2022, the Company issued 80,000 shares of the Company’s S-8 stock at $0.44 per shares totalling $35,200 to an employee in payment of services rendered.

On July 28, 2022, the Company issued 278,500 shares of common stock to consultants, employees and executives at $0.21 per share through private placement

On July 28, 2022, the Company issued 6,500 shares of common stock to a consultantat $1.50 per share for cash proceeds of $9,750.

On July 28, 2022 the Company issued 23,810 shares of the Company’s S-8 stock at $0.315 per share totalling $7,500 to the Company’s landlord in partial payment of rent.

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023 and accrues interest at 10%

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023 and accrues interest at 10%

On August 22, 2022 Laurence Ruhe tendered his resignation as the Company’s CFO, Chief Financial Officer.

On August 22, 2022 the Company entered into month-to-month Independent Contractor Agreement with Laurence Ruhe as Interim CFO.

On August 29, 2022 the Company entered into an Employment Agreement with Joseph Jaconi as President of DISTRO Plus, a division of GPO Plus. The agreement has a three (3) year term.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and Chief Financial Officer (our principal executive officer and principal accounting officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our CEO and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2022 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position held with the Company	Age	Date First Elected or Appointed
Brett H. Pojunis	Chairman, Chief Executive Officer and Director	42	May 5, 2020
Ronald McCormick	President and Director	54	December 03, 2021
Wayne Smeal	Chief Operating Officer and Director	60	December 29, 2021
Bryan Garabrandt	Vice President of Sales and Marketing	37	May 3, 2021
Laurence Ruhe	Interim Chief Financial Officer	60	November 1, 2021

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brett H. Pojunis, President, Chairman, Chief Executive Officer, and Director

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

Ronald McCormick, President and Director

Ron McCormick is a serial entrepreneur with over 30 years of business experience in operations, sales, product development, manufacturing, distribution, and management. McCormick started his career as a nutritionist focusing on health, wellness, and fitness. McCormick developed and pioneered some of the most popular vitamins and supplements with global distribution generating millions of dollars in annual revenue.

He developed a profitable business model for large regional membership-based nutrition stores which serve healthy deli-style food along with an organic juice/smoothie bar. To date, McCormick launched 15 nutritional stores and successfully exited from 14 stores generating millions in profit. He continues to operate one of his flagship stores in Henderson, Nevada.

Additionally, McCormick’s long list of achievements includes developing one of the first liquid multivitamins, power green and power red nutrient-rich supplements, he developed VitaNourish (www.VitaNourish.com), currently the only alkaline nano vitamin water on the market and is the first and only high alkaline (9.0 PH) electrolyte nano multi-vitamin water with no flavors, colors, or tastes resulting in refreshing clean water with incredible health benefits. VitaNourish is sold nationally and distributed from well-known distribution companies including Pepsi, RSI, and Budweiser as well as other national distributors.

Over six (6) years ago he began to apply his experience, network, expertise, and a strong background in health and wellness to the new emerging CBD industry. He created hemp water and a vertically integrated water-soluble nano CBD product line. McCormick personally developed and oversaw each phase of these projects from farming, extraction, and manufacturing to distribution and sales. His products are well distributed nationally and some internationally as well.

Our company believes that Mr. McCormicks’ business experience and industry expertise qualify him to serve as an officer of our company.

Wayne Smeal, Chief Operating Officer and Director

Mr. Smeal began his career working for Fortune 500 companies, including McKesson, Armor Food’s, ConAgra, and Kellogg’s. Leaving the corporate world Mr. Smeal ventured into private companies with more than 30 years in owning, operating, and managing businesses in multiple industries including Health, Beauty, Nutrition, Hemp, & Real Estate as well as franchising. Mr. Smeal has a successful history developing management teams and growing successful companies.

Mr. Smeal developed an international scalable franchise model in the indoor tanning industry with a company he founded called Executive Tan, with over 200 locations sold, employing over 600 employees and contractors, and annual Gross revenue of more than $20,000,000. He grew Executive Tans from a single location in 1991 to the largest indoor tanning company in the U.S. and the third-largest in the world by 2002. He was recognized by Ernst and Young Entrepreneur of the Year in 2005 and featured in Success Magazine and Entrepreneur Magazine where for 5 consecutive years Executive Tans appeared on the Top 500 Franchise Global Rankings. Mr. Smeal has first-hand experience in Franchising, National and International Corporate Expansion, building great Management Teams, and implementing Strategic Sales & Marketing ideas. He successfully exited from Executive Tan.

Prior to joining GPOX, Mr. Smeal was a pioneer in the CBD industry. He was a partner in and revamped the sales and operations of a company reorganizing numerous departments including restructuring the sales and marketing departments and successfully launched over 50 new CBD products throughout all 50 states and 7 countries. Mr. Smeal opened different divisions of the company which consisted of Private Label and White Label Divisions, Bulk Sales Division, Raw Materials Division, and Retail Sales Division.

Our company believes that Mr. Smeals’ business experience and industry expertise qualify him to serve as an officer of our company.

Bryan Garabrandt, Vice President of Sales and Marketing

Bryan is a highly qualified and highly recommended marketing and technology professional with 15+ years of experience in development, systems administration, online marketing, e-commerce, and proven leadership. Throughout his career he has generated proven, data-driven results in lowering costs, increasing revenues, increasing profits, and improving productivity with Technology.

Experienced and honed in technology and systems development, digital media, data analysis, and marketing psychology; Bryan takes a very methodical and analytical approach to developing and improving online brand presence, reputation, website effectiveness, and user experience. As a trained statistician, he puts his trust in the data and believes having quality analytics in order to make calculated decisions is the best approach to a great web presence and strong ROI.

Bryan has over a decade of experience in consulting, managing, developing, executing, and optimizing websites, online marketing campaigns, and e-commerce strategies.

Laurence Ruhe, Interim Chief Financial Officer

Laurence Ruhe is a seasoned professional with extensive experience in the capital markets driving strong financial and operational results for publicly traded and private companies. Mr. Ruhe has international business experience working with multi-national enterprises operating in multiple countries with multiple currencies.

Mr. Ruhe brings over 34 years of financial and business experience to the Company, previously holding senior positions with Progressive Gaming, Konami Gaming, Wells Fargo, BMM International, Deutsche Bank, and other publicly traded companies.

Our company believes that Mr. Ruhes’ business experience and industry expertise qualify him to serve as an officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors and or officers.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO at the address appearing on the first page of this annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

			SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compensa-
Name and				Awards	Awards	Compensa-	Earnings	tion
Principal Position	Year Salary ($)		Bonus ($)	($)	($)	tion ($)	($)	($)	Total ($)

Brett H. H. Pojunis	2022	58,370	-	2,121,563	-	-	-	-	2,136,563
CEO	2021	10,991	-	-	-	-	-	-	-

Laurence Ruhe (1)	2022	18,462	-	129,375	-	-	-	-	147,837
CFO	2021

Ronald McCormick (2)	2022	20,000	-	2,405,938	-	-	-	-	2,425,938
President	2021	-	-	-	-	-	-	-	-

Wayne Smeal (3)	2022	27,000	-	3,386,040	-	-	-	-	3,413,040
COO	2021	-	-	-	-	-	-	-	-

Bryan Garabrandt (4)	2022	57,800	-	1,531,336	-	-	-	-	1,589,136
Vice President	2021	-	-	-	-	-	-	-	-

(1)	Laurence Ruhe hired as CFO on November 1, 2021.
(2)	Ronald McCormick hired as President on December 3,2021
(3)	Wayne Smeal hired as COO on December 29, 2021
(4)	Bryan Garabrandt hired as Vice President on May 03, 2021.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2022 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2022 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 32,420,382 shares issued and outstanding as of September 10, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

	Common Stock		Convertible Series A Preferred		Series A non-voting redeemable preferred
	Amount and		Amount and		Amount and
	Nature of		Nature of		Nature of
	Beneficial	Percentage of	Beneficial	Percentage of	Beneficial	Percentage of
Name and Address of Beneficial Owner	Ownership	Class(1)	Ownership	Class	Ownership	Class
Brett H. Pojunis
3571 E. Sunset Road, Suite #300
Las Vegas, Nevada 89120	7,225,000	22.29%	500,000	50.00%	-	-

Bryan Garabrandt
3571 E. Sunset Road, Suite #300
Las Vegas, Nevada 89120	1,368,836	4.22%	-	-	-	-

Ronald McCormick
3571 E. Sunset Road, Suite #300
Las Vegas, Nevada 89120	2,574,167	7.94%	-	-	-	-

Wayne Smeal
3571 E. Sunset Road, Suite #300
Las Vegas, Nevada 89120	2,425,833	7.48%	-	-	-	-

Laurence Ruhe
3571 E. Sunset Road, Suite #300
Las Vegas, Nevada 89120	405,000	1.25%	-	-	-	-

Michael Fugler
3571 E. Sunset Road, Suite #300
Las Vegas, Nevada 89120	6,453,000	19.90%	500,000	50.00%	175,000	100.00%

Directors and Executive Officers as a Group	13,998,836	43.18%	500,000	50.00%	-	-

5% Shareholders as a Group	18,678,000	57.61%	500,000	50.00%	175,000	100.00%

__________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 10, 2022. As of September 10, 2022, there were 32,420,382 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

CEO

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50.

During the year ended April 30, 2022, the Company issued 2,162,500 shares of restricted common stock to the CEO valued at $2,121,563.

During the year ended April 30, 2022, the Company incurred management fees of $43,370 to the CEO of the Company.

During the year ended April 30, 2022, the Company incurred management salary expense of $8,077 to the CEO, payable as of April 30, 2022.

President

On December 3, 2021, the Company entered into an employment agreement with the President and Member of the Board of Directors with an initial annual salary of $60,000 beginning December 3, 2021 subject to future increases.

On May 21, 2021, the Company issued 55,000 shares of S-8 stock to the President valued at $82,500 as sign on bonus.

On October 6, 2021, the Company issued 125,000 shares of common stock to the President at $187,500.

On December 31, 2021, the Company issued 2,100,000 shares of restricted common stock to the President at $2,100,000 as sign on bonus.

On April 28, 2022, the Company issued 104,167 shares of restricted common stock to the President at $35,938.

During the year ended April 30, 2022, the Company incurred management salary expense of $20,000 to the President, payable as of April 30, 2022.

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

On April 28, 2022, the Company issued 208,333 shares of restricted common stock to the COO at $153,750.

During the year ended April 30, 2022, the Company incurred management salary expense of $27,000 to the COO, of which $11,077 was payable as of April 30, 2022.

CFO

On November 1, 2021, the Company entered into an employment agreement with the CFO and advisor to the Board of Directors with initial annual salary of $60,000 beginning January 1, 2022 subject to future increases.

On April 28, 2022, the Company issued 360,000 shares of restricted common stock to the CFO at $124,200.

On April 28, 2022, the Company issued 15,000 shares of S-8 common stock to the CFO at $5,175.

During the year months ended April 30, 2022, the Company incurred management salary expense of $18,462 to the CFO, of which $8,077 was payable as of April 30, 2022.

VP Sales and Marketing

On May 3, 2021, the Company entered into an employment agreement with the VP Sales and Marketing and Member of the Board of Directors with an initial annual salary of $60,000 beginning May 3, 2021 subject to future increases.

On May 21, 2021, the Company issued 80,000 shares of S-8 stock to the VP Sales and Marketing valued at $120,000 as sign on bonus. During the year ended April 30, 2022, these shares were sold to an non-affiliated investor.

On May 21, 2021, the Company issued 250,000 shares of restricted common stock to the VP Sales and Marketing at $375,000 as sign on bonus.

On December 31, 2021, the Company issued 1,036,336 shares of restricted common stock to the VP Sales and Marketing at $1,036,336 as sign on bonus.

During the year ended April 30, 2022, the Company incurred management salary expense of $57,800 to the VP Sales and Marketing, of which $40,702 was payable as of April 30, 2022.

Director Independence

We currently have three members on the board of directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2022 and for fiscal year ended April 30, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	April 30,	April 30,
Fee Category	2022	2021

Audit Fees	$38,500	23,000
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$38,500	$23,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

EXHIBIT		INCORPORATED BY REFERENCE
NUMBER	Exhibit Description	Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation, (ii) Bylaws	S-1	3.1	September 22, 2016
3.1	Articles of Incorporation	S-1	3.2	September 22, 2016
3.2	By-Laws	8-K	3.1	March 29, 2018
3.3	Articles of Merger filed with the Nevada Secretary of State on January 31, 2018	8-K	3.2	March 29, 2018
3.4	Certificate of Change filed with the Nevada Secretary of State on January 31, 2018	8-K	3.1	August 20, 2020
3.5	Agreement and Plan of Merger	8-K	3.2	August 20, 2020
3.6	Certificate of Change
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications

(100)	Interactive Data File
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

___________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GPO PLUS, INC.

Dated: September 12, 2022	By:	/s/Brett H. Pojunis
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

Dated: September 12, 2022	/s/Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

