Form 10-K/A
period 2022-04-30
GPO Plus, Inc.
filed 2022-09-14
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

32,420,382 shares of common stock as of September 10, 2022

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended April 30, 2022 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on September 13, 2022 (the “Original Filing Date”), to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K and correct a few grammatical errors. These exhibits were inadvertently not included with our Form 10-K filing.  Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

As set forth in Item 15 of Part IV, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

During the year ended April 30, 2022 and 2021, the Company recognized $1,157,119 and $824,065 of revenues related to merchandise and product sales, and $5,703 and $2,666 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $1,162,822 and $826,731, respectively.  The Company incurred cost of revenue of $1,143,947 and $731,251, and generated gross profit of $18,875 and $95,480 during the years ended April 30, 2022 and 2021, respectively.  In regard to the sales that occurred during the year ended April 30, 2022, there are no unfulfilled obligations related to the merchandise and product sales.

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

On June 30, 2022, the Company issued 80,000 shares of the Company’s S-8 stock at $0.44 per shares totaling $35,200 to an employee in payment of services rendered.

On July 28, 2022, the Company issued 278,500 shares of common stock to consultants, employees and executives at $0.21 per share through private placement

On July 28, 2022, the Company issued 6,500 shares of common stock to a consultant $1.50 per share for cash proceeds of $9,750.

On July 28, 2022 the Company issued 23,810 shares of the Company’s S-8 stock at $0.315 per share totaling $7,500 to the Company’s landlord in partial payment of rent.

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

GPO PLUS, INC.

Dated: September 13, 2022	By:	/s/Brett H. Pojunis
Brett H. Pojunis
Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2022	/s/Brett H. Pojunis
Brett H. Pojunis
Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

