Form 10-Q
period 2022-07-31
GPO Plus, Inc.
filed 2022-10-05
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022
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

855-935-9111
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

32,420,382 common shares issued and outstanding as of October 5, 2022

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed financial statements for the three-month period ended July 31, 2022, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,536	$2,877
Accounts receivable	3,203	1,104
Prepaid expenses	333,733	445,633
Inventory	20,970	-
Total Current Assets	360,442	449,614

Property, Plant, and Equipment, net	3,812	4,098
Intangible Assets, net	83,678	-

TOTAL ASSETS	$447,932	$453,712

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	560,006	519,606
Accrued interest	42,237	31,304
Accrued liabilities - related parties	195,720	177,932
Convertible note payable, net of debt discount of $13,720 and $15,480, respectively	494,280	417,520
Total Current Liabilities	1,292,243	1,146,362

Total Liabilities	1,292,243	1,146,362

Commitments and Contingencies (Note 8)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 shares issued and outstanding	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders’ Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 32,305,382 and 31,361,572 shares issued and outstanding at July 31, 2022 and April 30, 2022, respectively	3,231	3,136
Additional paid in capital	28,020,887	27,795,797
Accumulated deficit	(30,843,446)	(30,466,600)
Total Stockholders’ Deficit	(2,819,216)	(2,667,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$447,932	$453,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2022	2021

Revenues	$17,663	$369,558
Cost of revenue	13,093	282,106
Gross Profit	4,570	87,452

Operating Expenses
General and administrative	40,771	99,012
Professional fees	176,821	6,075,073
Professional fees - related parties	45,675	12,974,272
Management fees and salaries - related parties	88,707	8,720
Total Operating Expenses	351,974	19,157,077

Loss from operations	(347,404)	(19,069,625)

Other Expense
Interest expense	(29,442)	(40,032)
Total Other Expense	(29,442)	(40,032)

Net Loss	$(376,846)	$(19,109,657)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(1.13)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	31,825,868	16,950,089

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2022, AND 2021

Three Months Ended July 31, 2022

					Stockholders’ Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	31,361,572	$3,136	$27,795,797	$(30,466,600)	$(2,667,555)
Stock based compensation	-	-	-	-	-	-	-	-	61,000	6	12,804	-	12,810
Stock based compensation - related party	-	-	-	-	-	-	-	-	217,500	22	45,653	-	45,675
Issuance of common stock for lease	-	-	-	-	-	-	-	-	23,810	2	4,998	-	5,000
Issuance of common stock for cash	-	-	-	-	-	-	-	-	6,500	1	9,749	-	9,750
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	280,000	28	41,972	-	42,000
Issuance of common stock for intangible assets	-	-	-	-	-	-	-	-	200,000	20	58,980	-	59,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	75,000	8	15,742	-	15,750
Issuance of common stock for salary payable - related party	-	-	-	-	-	-	-	-	80,000	8	35,192	-	35,200
Net loss	-	-	-	-	-	-	-	-	-	-	-	(376,846)	(376,846)
Balance, July 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	32,305,382	$3,231	$28,020,887	$(30,843,446)	$(2,819,216)

Three Months Ended July 31, 2021

					Stockholders’ Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2021	28,750	$224,905	-	$-	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)
Issuance of preferred stock for cash	-	-	175,000	1,750,000	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	3,881,642	388	5,822,075	-	5,822,463
Stock based compensation - related party	-	-	-	-	-	-	-	-	5,258,000	526	7,886,474	-	7,887,000
Issuance of common stock for lease	-	-	-	-	-	-	-	-	20,000	2	29,998	-	30,000
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	166,667	-	166,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(19,109,657)	(19,109,657)
Balance, July 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	18,826,316	$1,883	$14,356,132	$(19,985,801)	$(5,627,674)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(376,846)	$(19,109,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	124,710	5,822,463
Stock based compensation - related parties	45,675	9,636,982
Lease expense settled by common stock	5,000	30,000
Depreciation of furniture and equipment	286	285
Amortization of intangible assets	1,875	-
Amortization of convertible note discount	18,510	36,925
Changes in operating assets and liabilities:
Accounts receivable	(2,099)	(26,566)
Prepaid expenses	-	(101,247)
Inventory	(20,970)	-
Accounts payable and accrued liabilities	39,400	(8,578)
Accrued interest	10,933	3,107
Accrued liabilities - related parties	52,988	-
Stock payable for stock-based compensation - related parties	-	3,337,500
Stock payable for stock-based compensation	-	187,500
Stock payable for lease	-	5,790
Net cash used in Operating Activities	(100,538)	(185,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(26,553)	-
Advances on loan receivable - related party	-	(12,500)
Net cash used in Investing Activities	(26,553)	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock for cash	-	18
Proceeds from stock subscription	-	210
Proceeds from issuance of common stock	9,750	-
Proceeds from exercise of warrants	42,000	-
Proceeds from issuance of convertible note	75,000	250,000
Net cash provided by Financing Activities	126,750	250,228

Net change in cash for period	(341)	52,232
Cash at beginning of period	2,877	12,407
Cash at end of period	$2,536	$64,639

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in conjunction with the issuance of convertible note	$-	$166,667
Issuance of common stock for intangible assets	$59,000	$-
Issuance of common stock for note inducement	$15,750	$-
Issuance of common stock for salary payable - related party	$35,200	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2022 AND 2021

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

GPO Plus, Inc. (the “Company”) is a corporation originally established under the name of Koldeck, Inc. under the corporation laws in the State of Nevada on March 29, 2016.

On April 2, 2018, the Company approved an agreement and plan of merger for the purposes of changing our corporate name from Koldeck Inc. to Global House Holdings Ltd. Pursuant to the agreement and plan of merger, our company merged with our wholly owned subsidiary Global House Holdings Ltd., a Nevada corporation. Koldeck Inc. remained the surviving company of the merger, continuing under the name Global House Holdings Ltd. The name change, as well as a 20:1 forward stock split, was approved by FINRA and effective April 3, 2018.

On June 19, 2020, the Company approved an agreement and plan of merger for the purposes of changing our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. Pursuant to the agreement and plan of merger, our company merged with our wholly owned subsidiary GPO Plus, Inc., a Nevada corporation. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc. The name change, as well as a 12:1 reverse stock split, was approved by FINRA and effective August 20, 2020. The issued and outstanding shares and authorized capital have been restated retroactively in the financial statements. As a result of the corporate actions, effective August 20, 2020, the new CUSIP identifier for our common shares became 38402T100 and our ticker symbol changed to GHHHD. After 20 business days, our symbol changed to GPOX.

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Pojunis’s ownership has since been diluted to 23.11%, and Mr. Chen no longer holds any equity interest in the Company.

On June 7, 2022, the Company entered into a Master Distribution Agreement with DEV Distribution LLC, which appoints GPOX as a master distributor for the best-efforts sale of Branded Products, Bulk Products and White Label Products within a specific Territory.

We are a start-up company engaged in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of July 31, 2022, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $30,843,446. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2022, are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2022, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 14, 2022.

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

As of July 31, 2022 and April 30, 2022, the Company had cash and cash equivalents of $2,536 and $2,877, respectively.

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

As of July 31, 2022 and April 30, 2022, the Company had accounts receivable of $3,203 and $1,104, respectively.

Prepaid Expense.

Prepaid expenses relate to security deposit for office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of July 31, 2022 and April 30, 2022, prepaid expense was $333,733 and $445,633, respectively. As of July 31, 2022, $331,733 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise. As of April 30, 2022, $443,633 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise.

	July 31,	April 30,
	2022	2022
Security Deposit	$2,000	$2,000
Prepayment for shares issued to consultants	331,733	443,633
Total	$333,733	$445,633

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at quarter-end was purchased near the end of the quarter. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

As of July 31, 2022 and April 30, 2022, the Company had inventory of $20,970 and $0, respectively. (Note 4)

Intangible Assets

The Company accounts for intangible assets (including trademarks and formula) in accordance with ASC 350 “Intangibles-Goodwill and Other.”

ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. (Note 4)

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended July 31, 2022 and 2021, no impairment losses have been identified.

As of July 31, 2022 and April 30, 2022, Property, Plant and Equipment was $3,812 and $4,098, respectively. Depreciation expense of $286 and $285 was incurred during the three months ended July 31, 2022 and 2021, respectively.

Revenue Recognition

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

The Company is comprised of HealthGPO, a Group Purchasing Organization for the Healthcare industry, cbdGPO, a Group Purchasing Organization for the hemp industry, DISTRO+, our distribution division and GPO for specialty retailers, and Nutriumph® Supplements. In addition, GPOPlus offers professional services through GPOPRO Services.

During the three months ended July 31, 2022 and 2021, the Company recognized $17,347 and $367,250 of revenues related to merchandise and product sales, and $316 and $2,308 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $17,663 and $369,558, respectively. The Company incurred cost of revenue of $13,093 and $282,106 and generated gross profit of $4,570 and $87,452 during the three months ended July 31, 2022 and 2021, respectively. In regard to the sales that occurred during the three months ended July 31, 2022 and 2021, there are no unfulfilled obligations related to the merchandise and product sales.

HealthGPO works with companies that have well priced high-quality products and services with advantageous terms. The Company’s primary offerings are volume supply acquisitions, access to quality personal protective equipment (PPE), essential necessities and medical equipment from non-traditional, yet fully accredited suppliers. Additionally, the Company seeks to identify “best of breed” products that have a unique value proposition and become distributors with some form of exclusivity and/or favorable terms. HealthGPO is developing a b2b healthcare portal to offer medical products to everyday business. Technology will continue to play an important role in exceeding our stated goals.

HealthGPO also addresses the needs of individual consumers who want access to products at a good price that is typically only available to healthcare professionals. The Company intend on developing a b2c (business to consumer) portal to sell healthcare and wellness products directly to consumers.

Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s revenues and operations are currently in the United States.

Financial Instruments

The carrying values of our financial instruments comprised of our current assets and liabilities approximate their fair value due to the short maturities of these financial instruments.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (Note 6)

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable US GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable US GAAP.

When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. During the three months ended July 31, 2021, the Company has chosen to early adopt of ASU 2020-06 and did not record a beneficial conversion feature (“BCF”) discount on the issuance of convertible notes with the conversion rate below the Company’s market stock price on the date of note issuance.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the three months ended July 31, 2022 and 2021, the Company recorded $170,385 stock -based compensation expense, which includes vesting of previously-issued stock of $111,900, and $18,984,235 stock-based compensation expense, which includes stock payable of $3,524,790, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Three months ended
	July 31,
	2022	2021
Common stock award to consultants	$124,710	$6,009,963
Common stock award to management and executives - related parties	45,675	12,974,272
	$170,385	$18,984,235

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the three months ended July 31, 2022 and 2021, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	July 31,	July 31,
	2022	2021
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	759,714	280,000
Warrants	168,000	280,000
Common Stock Payable	-	2,366,000
	1,927,714	3,926,000

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at July 31, 2022 and April 30, 2022, that are convertible into shares of common stock at a one-for-one rate. (Note 5)

During the three months ended July 31, 2022, the Company issued convertible note of $75,000 convertible at 75% of the average closing price thirty (30) trading days immediately preceding the applicable conversion date on which the holder elects to convert all or part of the note in the event of default. During the year ended April 30, 2022, the Company issued convertible notes totaling $448,000 to a non-affiliate that are convertible at a fixed rate of $1. During the year ended April 30, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000. As of July 31, 2022 and July 31, 2021, the convertible note was $494,280 and $120,258, respectively. As of July 31, 2022 and July 31, 2021, the convertible shares from the convertible notes were 759,714 shares and 280,000 shares, respectively. (Note 7)

During the year ended July 31, 2022, the Company issued 448,000 three-year attached warrants from the convertible notes of $448,000 to purchase the Company’s common stock at an exercise price of $1.25 per share. During the three months ended July 31, 2022, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000 at $0.15 per share. As of July 31, 2022, and July 31, 2021, the outstanding warrants were 168,000 and 280,000, respectively. (Note 5)

As of July 31, 2022 and July 31, 2021, the Company had stock payable of $0 and $3,549,000 for outstanding 0 shares and 2,366,000 shares of common stock, respectively.

Net loss per share for each class of common stock is as follows:

	Three Months Ended
	July 31,
	2022	2021
Net loss per share, basic diluted	$(0.01)	$(1.13)
Net loss per common shares outstanding:
Founders Class A Common stock	$(3.28)	$-
Ordinary Common stock	$(0.01)	$(1.13)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	31,710,868	16,950,089
Total weighted average shares outstanding	31,825,868	16,950,089

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on May 1, 2021, financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

In November 2019, the FASB issued ASU No. 2019-08, "Compensation-Stock Compensation and Revenue from Contracts with Customers; Codification Improvements- Share-Based Consideration Payable to a Customer.'' ASU 2019-08 is effective for reporting periods beginning after December 15, 2019. ASU 2019-08 requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in ASC 718, “Compensation - Stock Compensation.” As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. Measuring and classifying share-based payments to customers under ASC 718 provide fewer measurement dates for the instruments, fewer instances of classifying the instruments as liabilities; and more consistent accounting with share-based payments made to other nonemployees. The impact of this new standard on the Company’s financial statements has not been material.

In December 2019, the FASB issued ASC No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, on a prospective basis, with early adoption permitted. The impact of this new standard on the Company’s financial statements has not been material.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ASSETS PURCHASE

On July 7, 2022, the Company entered into an Assets Purchase Agreement to acquire inventory and intangible assets from Orev LLC. The purchase price consisted of $50,000 cash and 200,000 shares at $0.30 per share of the Company’s common stock for total consideration of $109,000. The Company acquired inventory of $23,447 and intangible assets valued at $85,553.

The inventory acquired are Nutriumph Products for resale purpose. No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at quarter-end was purchased near the end of the quarter. As of July 31, 2022 and April 30, 2022, the Company had inventory of $20,970 and $0, respectively.

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company recognized amortization expense of $1,875 for the three months ended July 31, 2022, recorded as general and administrative expense. As of July 31, 2022, the intangible asset was $83,678, net of accumulated amortization of $1,875. Based on the carrying value of definite-lived intangible assets as of July 31, 2022, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2023	$21,388
2024	28,518
2025	28,518
Thereafter	5,254
$83,678

NOTE 5 - CAPITAL STOCK

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

Ordinary Common Stock

Three months ended July 31, 2022

On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000 at $0.15 per share.

On June 7, 2022, the Company issued 75,000 shares of common stock valued at $15,750 to a noteholder as an inducement for a convertible note of $75,000 issued on the same date.

On June 30, 2022, the Company issued 80,000 shares of common stock at $35,200 to the VP Sales and Marketing of the Company in payment of services rendered.

On July 7, 2022, in pursuant to an asset purchase agreement to acquire assets from Nutriumph, the Company made a $50,000 cash payment and issued 200,000 shares of common stock at $0.30 per share totaling $59,000.

On July 28, 2022, the Company issued 217,500 shares of common stock to employees and executives at $0.21 per share totaling $45,675 for services

On July 28, 2022, the Company issued 61,000 shares of common stock to consultants at $0.21 per share totaling $12,810 for services.

On July 28, 2022, the Company issued 6,500 shares of common stock to a consultant $1.50 per share for cash proceeds of $9,750.

On July 28, 2022, the Company issued 23,810 shares of common stock at $0.21 per share totaling $5,000 to the Company’s landlord for partial payment of rent.

Three months ended July 31, 2021

On May 21, 2021, the Company issued 5,258,000 shares of common stock to employees and executives at $1.50 per share totaling $7,887,000 for services.

On May 21, 2021, the Company issued 3,881,642 shares of common stock to consultants at $1.50 per share totaling $5,822,463 for services.

On May 21, 2021, the Company issued 20,000 shares of common stock at $1.50 per share totaling $30,000 to the Company’s landlord for partial payment of rent.

As of July 31, 2022 and April 30, 2022, the issued and outstanding ordinary common stock was 32,305,382 shares and 31,361,572 shares, respectively.

Founders’ Class A Common Stock and Founders’ Series A Non-Voting Redeemable Preferred Stock

During the year ended April 30, 2021, the Company issued common and preferred stock units comprising 115,000 shares of founders’ class A common stock and 28,750 shares of founder’s series A non-voting redeemable preferred stock to non-affiliates for total consideration of $287,500.

The founder’s series A non-voting redeemable preferred stock has a redemption value of $15 per share and is contingently redeemable at the holder’s option, and as a result was classified as mezzanine equity in the Company’s balance sheet. The redemption value of $224,905 was determined to be its fair market value.

As of July 31, 2022 and April 30, 2022, the Company had 115,000 shares of founders’ class A common stock and 28,750 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50. (Note 5)

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to an executive of the Company at $0.0001 per shares for consideration of $50. (Note 5)

As of July 31, 2022 and April 30, 2022, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of July 31, 2022 and April 30, 2022, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercise at $0.15 for $42,000. (Note 7)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 7)

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended July 31, 2022, and year ended April 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2021	-	$-
Granted	448,000	1.25
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2022	448,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	(280,000)	0.15
Forfeited	-	-
Balances as of July 31, 2022	168,000	$1.25

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555% - 591%
Expected dividend yield	-
Risk-free interest rate	0.41% - 0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of July 31, 2022:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	2.11	$1.25	168,000	$1.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at July 31, 2022, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of July 31, 2022, the aggregate intrinsic value of warrants outstanding was approximately $182,280 based on the closing market price of $0.165 on July 31, 2022.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party compensation for the three months ended July 31, 2022 and July 31, 2021, and shareholding and salary payable as of July 31, 2022, and April 30, 2022, are summarized as below:

Three months ended July 31, 2022
Title	Wages	Management/Consulting Fees	Stock Compensation
CEO - GPO	$15,246	$-	$13,125
Advisor - Affiliate	-	15,000	-
President	15,000	-	13,125
COO	15,000	-	13,125
CFO	13,215	-	6,300
VP Sales	15,246	-	-
	$73,707	$15,000	$45,675

Three months ended July 31, 2021
Title	Wages	Management/Consulting Fees	Stock Compensation
CEO	$-	$8,720	$-
Advisor - Affiliate	-	-	8,976,982
President	-	-	270,000
COO	-	-	3,232,290
CFO	-	-	-
VP Sales	-	-	495,000
	$-	$8,720	$12,974,272

As of July 31, 2022
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred
Title	(Shares)	(Shares)	(Shares)	Salary/Consulting Fees Payable
CEO	7,225,000	500,000	-	$6,719
Advisor - Affiliate	6,453,000	500,000	175,000	105,000
President	2,574,167	-	-	35,000
COO	2,425,833	-	-	26,077
CFO	405,000	-	-	9,230
VP Sales	1,368,836	-	-	13,694
	20,451,836	1,000,000	175,000	$195,720

As of April 30, 2022
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred
Title	(Shares)	(Shares)	(Shares)	Salary/Consulting Fees Payable
CEO	7,162,500	500,000	-	$8,077
Advisor - Affiliate	6,453,000	500,000	175,000	90,000
President	2,511,667	-	-	20,000
COO	2,363,333	-	-	11,077
CFO	375,000	-	-	8,077
VP Sales	1,288,836	-	-	40,702
	20,154,336	1,000,000	175,000	$177,932

CEO

During the three months ended July 31, 2022, the Company issued 62,500 shares of common stock to the CEO valued at $13,125.

During the three months ended July 31, 2022 and 2021, the Company incurred management fees of $0 and $8,720 to the CEO, respectively.

During the three months ended July 31, 2022, and 2021, the Company incurred management salary expense of $15,246 and $0 to the CEO, respectively. As of July 31, 2022 and April 30, 2022, salary payable was $6,719 and $8,077, respectively.

Advisor - Affiliate

During the three months ended July 31, 2021, the Company issued 175,000 series A non-voting redeemable preferred shares to the affiliated advisor of the Company at $10 stated value per share valued at $1,750,000 and for cash consideration of $18. The remaining portion of $1,749,982 was recorded as stock-based compensation expense in Professional fees - related party.

During the three months ended July 31, 2021, the Company issued 4,818,000 shares of common stock to the affiliated advisor valued at $7,227,000.

During the three months ended July 31, 2022 and 2021, the Company incurred consulting fees of $15,000 and $0 to the affiliated advisor, respectively. As of July 31, 2022 and April 30, 2022, the total amount due to the affiliated advisor was $105,000 and $90,000, respectively.

President

During the three months ended July 31, 2022, the Company issued 62,500 shares of common stock to the President valued at $13,125.

During the three months ended July 31, 2021, the Company issued 55,000 shares of common stock to the President valued at $82,500.

During the three months ended July 31, 2021, the Company awarded 125,000 shares of common stock to the President value at $187,500. These stock awards were issued on October 6, 2021 and were recorded stock payable as of July 31, 2021.

During the three months ended July 31, 2022, and July 31, 2021, the Company incurred management salary of $15,000 and $0 to the President, respectively. As of July 31, 2022 and April 30, 2022, salary payable was $35,000 and $20,000, respectively.

COO

During the three months ended July 31, 2022, the Company issued 62,500 shares of common stock to the COO valued at $13,125.

During the three months ended July 31, 2021, the Company issued 55,000 shares of common stock to the COO valued at $82,500.

During the three months ended July 31, 2021, the Company awarded 2,100,000 shares of common stock to the COO value at $3,149,790, net of cash proceeds of $210. These stock awards were issued on December 31, 2021 and were recorded stock payable as of July 31, 2021.

During the three months ended July 31, 2022 and July 31, 2021, the Company incurred management salary of $15,000 and $0 to the COO, respectively. As of July 31, 2022, and April 30, 2022, salary payable was $26,077 and $11,077, respectively.

CFO

During the three months ended July 31, 2022, the Company issued 30,000 shares of common stock to the CFO valued at $6,300.

During the three months ended July 31, 2022 and July 31, 2021, the Company incurred management salary of $13,215 and $0 to the CFO, respectively. As of July 31, 2022 and April 30, 2022, salary payable was $9,230 and $8,077, respectively.

VP Sales and Marketing

During the three months ended July 31, 2022, the Company issued 80,000 shares of common stock to the VP Sales and Marketing for salary payable at $35,200.

During the three months ended July 31, 2021, the Company issued 330,000 shares of common stock to the VP Sales and Marketing valued at $495,000.

During the three months ended July 31, 2022, and July 31, 2021, the Company incurred management salary of $15,246 and $0 to the VP Sales and Marketing, respectively. As of July 31, 2022 and April 30, 2022, salary payable was $13,694 and $40,702, respectively.

NOTE 7 - COVERTIBLE NOTE PAYABLE

Convertible note payable at July 31, 2022 and April 30, 2022, consists of the following:

	July 31, 2022	April 30, 2022
Dated June 16, 2021	$265,000	$265,000
Dated September 8, 2021	168,000	168,000
Dated June 7, 2022	75,000	-
Total convertible notes payable, gross	508,000	433,000
Less: Unamortized debt discount	(13,720)	(15,480)
Total convertible notes	$494,280	$417,520

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1.00 per share. The note has a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceed of $42,000. As of July 31, 2022 and April 30, 2022, the convertible note was $265,000 and $265,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1.00 per share. The note has a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the three months ended July 31, 2022, and 2021, the Company recorded amortization of debt discount of $15,481 and $0 reporting under interest expense in the statements of operations, respectively. As of July 31, 2022, the debt discount was fully amortized. As of July 31, 2022 and April 30, 2022, the convertible note was $265,000 and $265,000, respectively.

On June 7, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $75,000 Promissory Note for a purchase price of $74,000, convertible at 75% of the average closing price thirty (30) trading days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of the note in the event of default. The Company received $75,000 proceed with $1,000 overpayment which will be returned to the noteholder. The Company has also issued 75,000 Restricted Common Shares to the investor as an inducement. The note matures 10 months from the issuance date and accrues interest at 10%. On June 7, 2022, the Company recorded total debt discount of $16,750 comprising original issue discount of $1,000 and discount from note inducement of $15,750. During the three months ended July 31, 2022, the Company recorded amortization of debt discount of $3,030 reporting under interest expense in the statements of operations. As of July 31, 2022, the debt discount was $13,720. As of July 31, 2022, the convertible note was $61,280.

During the three months ended July 31, 2022 and 2021, the Company recorded interest expense of $10,933 and $3,107, respectively. As of July 31, 2022 and April 30, 2022, the accrued interest payable was $42,237 and 31,304, respectively.

As of July 31, 2022 and April 30, 2022, the convertible note payable was $494,280 and $417,520, net of debt discount of $13,720 and $15,480, respectively.

NOTE 8 - COMMITTMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash.

The Company also maintains a sales office at 3375 Shoal Line Blvd., Hernando Beach, Florida 34607. This office is leased on month-by-month basis at the cost of $1,857.50 per month.

The leases are exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

NOTE 9 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at July 31, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to July 31, 2022, and through the date that these financials were issued, the Company had the following subsequent events:

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023 and accrues interest at 10%.

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued an $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023 and accrues interest at 10%.

On September 27, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 27, 2023, and accrues interest at 10%.

On August 22, 2022, Laurence Ruhe tendered his resignation as the Company’s CFO, Chief Financial Officer.

On August 22, 2022, the Company entered into month-to-month Independent Contractor Agreement with Laurence Ruhe as Interim CFO.

On August 29, 2022, the Company entered into an Employment Agreement with Joseph Jaconi as President of DISTRO Plus, a division of GPO Plus. The agreement has a three (3) year term.

On September 09, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 09, 2023, and accrues interest at 10%

On September 27, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 27, 2023, and accrues interest at 10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms “we, “us,” “our” and “our company” mean GPO Plus, Inc., unless otherwise indicated.

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

On June 7, 2022, the Company entered into a Master Distribution Agreement with DEV Distribution LLC, which appoints GPOX as a master distributor for the best-efforts sale of Branded Products, Bulk Products and White Label Products within a specific Territory.

On June 7, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $75,000 Promissory Note for a purchase price of $74,000, convertible at 75% of the average closing price thirty (30) trading days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of the note in the event of default. The Company has also issued 75,000 Restricted Common Shares to the investor as an inducement. The note matures 10 months from the issuance date and accrues interest at 10%

On July 7, 2022, Acquired some assets from Nutriumph. The purchase price consisted of $50,000 cash and 200,000 shares at $0.30 per share of the Company’s common stock. The Company had also entered into an Employment Agreement with Nadege Bellissan as “CEO” of the Nutriumph Division of GPO Plus. The Company had also entered into an Independent Consultant Agreement with Orev, LLC to assist with the Nutriumph asset acquisition.

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

On July 28, 2022, the Company issued 23,810 shares of the Company’s S-8 stock at $0.21 per share totaling $5,000 to the Company’s landlord in partial payment of rent.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended July 31, 2022, and 2021, which are included herein.

Three Months Ended July 31, 2022, Compared to the Three Months July 31, 2021

	Three Months Ended
	July 31,
	2022	2021	Changes	%

Revenues	$17,663	$369,558	$(351,895)	(95%)
Cost of revenue	(13,093)	(282,106)	269,013	(95%)
Gross Profit	4,570	87,452	(82,882)	(95%)
Operating Expenses	(351,974)	(19,157,077)	18,805,103	(98%)
Loss from Operations	(347,404)	(19,069,625)	18,722,221	(98%)
Other Expenses	(29,442)	(40,032)	10,590	(26%)
Net Loss	$(376,846)	$(19,109,657)	$18,732,811	(98%)

Revenues

We had revenues of $17,663 from operations during the three months July 31, 2022, as compared to $369,558 of revenues during the three months ended July 31, 2021. The decrease in revenue is attributed to decreased business activities during the three months ended July 31, 2022.

Net Loss

Our unaudited financial statements report a net loss of $376,846 for the three months ended July 31, 2022, compared to a net loss of $19,109,657 for the three months ended July 31, 2021. The decrease in net loss was due to a decrease in operating expenses and other expenses.

Expenses

Our operating expenses for the three months ended July 31, 2022, were $351,974 compared to $19,157,077 for the three months ended July 31, 2021. Operating expenses for the three months ended July 31, 2022, consisted of $40,771 in general and administrative, $176,821 in professional fees, $45,675 in professional fees – related parties and $88,707 in management fees and salaries – related parties. Operating expenses for the three months ended July 31, 2021, consisted of $9,012 in general and administrative and $6,075,073 in professional fees, $12,974,272 in professional fees – related parties and $8,720 in management fees and salaries – relates parties. The decrease in operating expenses during the three months ended July 31, 2022 was mainly due to the decrease in stock based compensation for $170,385 incurred during three months ended July 31, 022 as compared to $18,984,235 incurred during the three months ended July 31, 2021.

Our other expenses for the three months ended July 31, 2022, were $29,442 compared to $40,032 for the three months ended July 31, 2021. During the three months ended July 31, 2022 and 2021, the Company incurred interest expense from convertible notes of $10,933 and $3,107 and debt discount amortization of $18,510 and $36,925, respectively.

Liquidity and Financial Condition

Working Capital

	July 31,	April 30,
	2022	2022

Current Assets	$360,442	$449,614
Current Liabilities	$1,292,243	$1,146,362
Working Capital (Deficiency)	$(931,801)	$(696,748)

Our total current assets as of July 31, 2022, were $360,442 as compared to total current assets of $449,614 as of April 30, 2022, due to a decrease in prepaid expenses and increase inventory.

Our total current liabilities as of July 31, 2022, were $1,292,243 as compared to total current liabilities of $1,146,362 as of April 30, 2022, due to an increase in convertible note payable, accounts payable, accrued liabilities – related party, and accrued interest.

Our working capital deficit on July 31, 2022, was $931,801 as compared to working capital deficit of $696,748 as of April 30, 2022. The increase in working capital deficit was mainly attributed to an increase in convertible note payable, accounts payable, accrued liabilities – related party, and accrued interest.

Cash Flows

	Three Months Ended
	July 31,
	2022	2021

Cash Flows used in Operating Activities	$(100,538)	$(185,496)
Cash Flows used in Investing Activities	(26,553)	(12,500)
Cash Flows provided by Financing Activities	126,750	250,228
Net increase (decrease) in cash during period	$(341)	$52,232

Operating Activities

Net cash used in operating activities was $100,538 for the three months ended July 31, 2022, compared with $185,496 net cash used in operating activities during the same period in 2021.

During the three months ended July 31, 2022, net cash used in operating activities was attributed to net loss of $376,846, decreased by stock-based compensation of $170,385, depreciation of furniture and equipment of $286, amortization of convertible note discount of $18,510, amortization of intangible assets of $1,875 and lease expense settled by common stock of $5,000 and a net change in operating assets and liabilities of $80,252.

During the three months ended July 31, 2021, the net cash used in operating activities was attributed to net loss of $19,109,657 from operations, decreased by stock-based compensation of $15,459,445, depreciation of furniture and equipment of $285, amortization of convertible note discount of $36,925 and lease expense settle by common stock of $30,000 and a net change in operating assets and liabilities of $3,397,506.

Investing Activities

During the three months ended July 31, 2022, and 2021, we used $26,553 and $12,500, respectively, in investing activities. During the three months ended July 31, 2022, the Company acquired intangible assets by cash of $26,553. During the three months ended July 31, 2021, the Company advanced to a related party of $12,500.

Financing Activities

During the three months ended July 31, 2022, net cash from financing activities was $126,750 compared to $250,228 during the same period in 2021. Proceeds from financing activities during the three months ended July 31, 2022 were derived from proceeds from issuance of convertible notes totaling of $75,000, proceeds from stock subscription of $9,750 and proceeds from warrants exercised of $42,000. Proceeds from financing activities during the three months ended July 31, 2021, were derived from proceeds from issuance of preferred stock and common stock units $250,000, proceeds from issuance of common stock $210 and proceeds from issuance of preferred stock for cash $18.

Going Concern

As of July 31, 2022, we had cash on hand of $2,536. We generated revenues of $17,663 and gross profit of $4,570 during the three months ended July 31, 2022, but incurred net loss of $376,846 during the period and a cumulative net loss of $30,843,446 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

With the exception of the above-described complaint, which we believe to be non-material, we are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

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

GPO PLUS, INC.
(Registrant)

Dated: October 5, 2022	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

