Form 10-Q/A
period 2022-07-31
GPO Plus, Inc.
filed 2022-10-14
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

32,420,382 common shares issued and outstanding as of October 5, 2022

EXPLANATORY NOTE

GPO Plus, Inc.(the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended July 31, 2022, which was originally filed on October 5, 2022(the “Original Filing”). The purpose of this Amendment is to update the check marks on the cover page of this report.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. Furthermore, this Form 10-Q/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-Q/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

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

GPO PLUS, INC.
(Registrant)

Dated: October 14, 2022	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

