Form 10-Q
period 2022-10-31
GPO Plus, Inc.
filed 2022-12-09
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

33,697,008 common shares issued and outstanding as of December 8, 2022

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed financial statements for the six-month period ended October 31, 2022, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$184,548	$2,877
Accounts receivable	14,250	1,104
Prepaid expenses	363,633	445,633
Inventory	32,822	-
Total Current Assets	595,253	449,614

Property, Plant, and Equipment, net	3,526	4,098
Intangible Assets, net	76,548	-
TOTAL ASSETS	$675,327	$453,712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	427,888	519,606
Accrued interest	59,476	31,304
Accrued liabilities - related parties	143,744	177,932
Convertible note payable, net of debt discount of $0 and $15,480, respectively	413,000	417,520
Promissory note payable, net of debt discount of $323,535 and $0, respectively	301,465	-
Total Current Liabilities	1,345,573	1,146,362

Total Liabilities	1,345,573	1,146,362

Commitments and Contingencies (Note 9)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 shares issued and outstanding	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 34,284,675 and 31,361,572 shares issued and outstanding at October 31, 2022 and April 30, 2022, respectively	3,429	3,136
Additional paid in capital	29,601,016	27,795,797
Accumulated deficit	(32,249,708)	(30,466,600)
Total Stockholders' Deficit	(2,645,151)	(2,667,555)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$675,327	$453,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Revenues	$64,658	$229,161	$82,321	$598,719
Cost of revenue	44,528	237,489	57,621	519,595
Gross Profit	20,130	(8,328)	24,700	79,124

Operating Expenses
General and administrative	74,848	201,640	115,619	300,652
Professional fees	633,140	216,294	809,961	6,291,367
Professional fees - related parties	512,288	2,486,040	557,963	15,460,312
Management fees and salaries - related parties	143,465	87,410	232,172	96,130
Total Operating Expenses	1,363,741	2,991,384	1,715,715	22,148,461

Loss from operations	(1,343,611)	(2,999,712)	(1,691,015)	(22,069,337)

Other Expense
Interest expense	(62,651)	(108,593)	(92,093)	(148,625)
Total Other Expense	(62,651)	(108,593)	(92,093)	(148,625)

Net Loss	$(1,406,262)	$(3,108,305)	$(1,783,108)	$(22,217,962)

Net Loss Per Common Share: Basic and Diluted	$(0.04)	$(0.16)	$(0.06)	$(1.23)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	32,751,927	19,039,685	32,288,897	17,994,887

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

Three and Six Months Ended October 31, 2022

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	31,361,572	$3,136	$27,795,797	$(30,466,600)	$(2,667,555)
Stock based compensation	-	-	-	-	-	-	-	-	61,000	6	12,804	-	12,810
Stock based compensation - related party	-	-	-	-	-	-	-	-	217,500	22	45,653	-	45,675
Issuance of common stock for lease	-	-	-	-	-	-	-	-	23,810	2	4,998	-	5,000
Issuance of common stock for cash	-	-	-	-	-	-	-	-	6,500	1	9,749	-	9,750
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	280,000	28	41,972	-	42,000
Issuance of common stock for intangible assets	-	-	-	-	-	-	-	-	200,000	20	58,980	-	59,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	75,000	8	15,742	-	15,750
Issuance of common stock for salary payable - related party	-	-	-	-	-	-	-	-	80,000	8	35,192	-	35,200
Net loss	-	-	-	-	-	-	-	-	-	-	-	(376,846)	(376,846)
Balance, July 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	32,305,382	$3,231	$28,020,887	$(30,843,446)	$(2,819,216)
Stock based compensation	-	-	-	-	-	-	-	-	520,000	52	568,148	-	568,200
Stock based compensation - related party	-	-	-	-	-	-	-	-	308,460	31	512,257	-	512,288
Issuance of common stock for lease	-	-	-	-	-	-	-	-	7,500	1	13,949	-	13,950
Issuance of common stock for cash	-	-	-	-	-	-	-	-	10,000	1	14,999	-	15,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	133,333	13	19,987	-	20,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	1,000,000	100	305,052	-	305,152
Forgiveness of related party loan	-	-	-	-	-	-	-	-	-	-	145,737	-	145,737
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,406,262)	(1,406,262)
Balance, October 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	34,284,675	$3,429	$29,601,016	$(32,249,708)	$(2,645,151)

Three and Six Months Ended October 31, 2021

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2021	28,750	$224,905	-	$-	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)
Issuance of preferred stock for cash	-	-	175,000	1,750,000	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	3,881,642	388	5,822,075	-	5,822,463
Stock based compensation - related party	-	-	-	-	-	-	-	-	5,258,000	526	7,886,474	-	7,887,000
Issuance of common stock for lease	-	-	-	-	-	-	-	-	20,000	2	29,998	-	30,000
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	166,667	-	166,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(19,109,657)	(19,109,657)
Balance, July 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	18,826,316	$1,883	$14,356,132	$(19,985,801)	$(5,627,674)
Stock based compensation	-	-	-	-	-	-	-	-	200,000	20	299,980	-	300,000
Stock based compensation - related party	-	-	-	-	-	-	-	-	125,000	13	187,487	-	187,500
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	96,393	-	96,393
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,108,305)	(3,108,305)
Balance, October 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	19,151,316	$1,916	$14,939,992	$(23,094,106)	$(8,152,086)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,783,108)	$(22,217,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	663,010	6,122,463
Stock based compensation - related parties	557,963	9,824,482
Lease expense settled by common stock	18,950	30,000
Depreciation of furniture and equipment	572	572
Amortization of intangible assets	9,005	-
Amortization of promissory note discount	48,367	-
Amortization of convertible note discount	15,480	136,971
Changes in operating assets and liabilities:
Accounts receivable	(13,146)	(42,095)
Prepaid expenses	-	(5,408)
Inventory	(32,822)	-
Accounts payable and accrued liabilities	53,019	(9,593)
Accrued interest	28,172	11,654
Accrued liabilities - related parties	1,012	60,000
Stock payable for stock-based compensation - related parties	-	5,695,830
Stock payable for lease	-	12,000
Net cash used in Operating Activities	(433,526)	(381,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(26,553)	-
Advances on loan receivable - related party	-	(12,500)
Net cash used in Investing Activities	(26,553)	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock for cash	-	18
Proceeds from stock subscription	-	420
Proceeds from issuance of common stock	24,750	-
Proceeds from exercise of warrants	42,000	-
Proceeds from issuance of promissory notes	575,000	-
Proceeds from issuance of convertible notes	-	397,000
Net cash provided by Financing Activities	641,750	397,438

Net change in cash for period	181,671	3,852
Cash at beginning of period	2,877	12,407
Cash at end of period	$184,548	$16,259

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$74	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loan	$145,737	$-
Warrants issued in conjunction with the issuance of convertible note	$-	$263,060
Issuance of common stock for intangible assets	$59,000	$-
Issuance of common stock for note inducement	$320,902	$-
Issuance of common stock for salary payable - related party	$35,200	$-
Issuance of common stock for note conversion	$20,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. The shares were acquired in a private transaction using Mr. Pojunis’ personal funds. Mr. Pojunis’s ownership has since been diluted to 22%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of October 31, 2022, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $32,249,708. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2022, are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2022, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 14, 2022.

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

As of October 31, 2022 and April 30, 2022, the Company had cash and cash equivalents of $184,548 and $2,877, respectively.

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

As of October 31, 2022 and April 30, 2022, the Company had accounts receivable of $14,250 and $1,104, respectively.

Prepaid Expense.

Prepaid expenses relate to security deposit for office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of October 31, 2022 and April 30, 2022, prepaid expense was $363,633 and $445,633, respectively. As of October 31, 2022, $361,633 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise. As of April 30, 2022, $443,633 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise.

	October 31,	April 30,
	2022	2022
Security Deposit	$2,000	$2,000
Prepayment for shares issued to consultants	361,633	443,633
Total	$363,633	$445,633

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

As of October 31, 2022 and April 30, 2022, the Company had inventory of $32,822 and $0, respectively. (Note 4)

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended October 31, 2022 and 2021, no impairment losses have been identified.

As of October 31, 2022 and April 30, 2022, Property, Plant and Equipment was $3,526 and $4,098, respectively. Depreciation expense of $572 and $572 was incurred during the six months ended October 31, 2022 and 2021, respectively.

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

During the six months ended October 31, 2022 and 2021, the Company recognized $82,069 and $594,889 of revenues related to merchandise and product sales, and $252 and $3,830 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $82,321 and $598,719, respectively. The Company incurred cost of revenue of $57,621 and $519,595 and generated gross profit of $24,700 and $79,124 during the six months ended October 31, 2022 and 2021, respectively. In regard to the sales that occurred during the six months ended October 31, 2022 and 2021, there are no unfulfilled obligations related to the merchandise and product sales.

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

During the six months ended October 31, 2022 and 2021, the Company recorded $1,220,973 stock-based compensation expense and $21,642,775 stock-based compensation expense, which includes stock payable of $6,070,830, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Six months ended
	October 31,
	2022	2021
Common stock award to consultants	$663,010	$6,122,463
Common stock award to management and executives - related parties	557,963	15,520,312
	$1,220,973	$21,642,775

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the six months ended October 31, 2022 and 2021, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	October 31,	October 31,
	2022	2021
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	413,000	448,000
Warrants	168,000	448,000
Common Stock Payable	-	3,817,500
	1,581,000	5,713,500

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at October 31, 2022 and October 31, 2021, that are convertible into shares of common stock at a one-for-one rate. (Note 5)

During the year ended April 30, 2022, the Company issued convertible notes totaling $448,000 to a non-affiliate that are convertible at a fixed rate of $1. During the six months ended October 31, 2022, the Company issued 133,333 shares of common stock for the conversion of convertible note principal of $20,000. During the year ended April 30, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000. As of October 31, 2022 and October 31 2021, the convertible note was $413,000 and $270,911 net of note discount of $177,089, respectively. As of October 31, 2022 and October 31, 2021, the convertible shares from the convertible notes were 413,000 shares and 448,000 shares, respectively. (Note 7)

During the year ended April 30, 2022, the Company issued 448,000 three-year attached warrants from the convertible notes of $448,000 to purchase the Company’s common stock at an exercise price of $1.25 per share. During the six months ended October 31, 2022, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000 at $0.15 per share. As of October 31, 2022, and October 31, 2021, the outstanding warrants were 168,000 and 448,000, respectively. (Note 5)

As of October 31, 2022 and October 31, 2021, the Company had stock payable of $0 and $5,726,250 for outstanding 0 shares and 3,817,500 shares of common stock, respectively.

Net loss per share for each class of common stock is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Net loss per share, basic diluted	$(0.04)	$(0.16)	$(0.06)	$(1.23)
Net loss per common shares outstanding:
Founders Class A Common stock	$(12.23)	$(27.03)	$(15.51)	$(193.20)
Ordinary Common stock	$(0.04)	$(0.16)	$(0.06)	$(1.24)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000	115,000	115,000
Ordinary Common stock	32,636,927	18,924,685	32,173,897	17,879,887
Total weighted average shares outstanding	32,751,927	19,039,685	32,288,897	17,994,887

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

The inventory acquired are Nutriumph Products for resale purpose. No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at quarter-end was purchased near the end of the quarter. As of October 31, 2022 and April 30, 2022, the Company had inventory of $32,822 and $0, respectively.

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company recognized amortization expense of $9,005 for the six months ended October 31, 2022, recorded as general and administrative expense. As of October 31, 2022, the intangible asset was $76,548, net of accumulated amortization of $9,005. Based on the carrying value of definite-lived intangible assets as of October 31, 2022, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2023	$14,259
2024	28,518
2025	28,518
Thereafter	5,253
$76,548

NOTE 5 - CAPITAL STOCK

Share Capital

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

Six months ended October 31, 2022

On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000 at $0.15 per share.

On June 7, 2022, the Company issued 75,000 shares of common stock valued at $15,750 to a noteholder as an inducement for a convertible note of $75,000 issued on the same date.

On June 30, 2022, the Company issued 80,000 shares of common stock at $35,200 to the VP Sales and Marketing of the Company in payment of accrued salary.

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

On July 28, 2022, the Company issued 6,500 shares of common stock to a consultant at $1.50 per share for cash proceeds of $9,750.

On July 28, 2022, the Company issued 23,810 shares of common stock at $0.21 per share totaling $5,000 to the Company’s landlord for partial payment of rent.

On September 28, 2022, the Company issued 300,000 shares of common stock to a consulting firm at $0.53 per share for prepaid expense of $159,000 for services with a six month term.

On October 17, 2022, the Company issued 247,500 shares of common stock to employees and executives at $1.86 per share totaling $460,350 for services.

On October 17, 2022, the Company issued 215,000 shares of common stock to consultants at $1.86 per share totaling $399,900 for services.

On October 17, 2022, the Company issued 5,000 shares of common stock to a consultant at $1.86 per share for prepaid expenses of $9,300 for services.

On October 17, 2022, the Company issued 7,500 shares of common stock at $1.86 per share of $13,950 to the Company’s landlord for partial payment of rent.

On October 17, 2022, the Company issued 10,000 shares of common stock to a consultant $1.50 per share for cash proceeds of $15,000.

On October 17, 2022 and October 28, 2022, the Company issued 750,000 shares and 250,000 shares of common stock respectively at total value of $305,152 to noteholders as inducement for promissory notes of $550,000 issued during the six months ended October 31, 2022.

On October 28, 2022, the Company issued 60,960 shares of common stock to the CFO at $0.852 per share of $51,938 for services.

On October 28, 2022, the Company issued 133,333 shares of common stock for the conversion of convertible note principal of $20,000 at a fixed conversion rate of $0.15 per share. (Note 7)

Six months ended October 31, 2021

On May 21, 2021, the Company issued 5,258,000 shares of common stock to employees and executives at $1.50 per share totaling $7,887,000 for services.

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

On October 6, 2021, the Company issued 125,000 shares of common stock to a consultant at $187,500 for services.

On October 6, 2021, the Company issued 125,000 shares of common stock to the President valued at $187,500.

As of October 31, 2022 and April 30, 2022, the issued and outstanding ordinary common stock was 34,284,675 and 31,361,572, respectively.

Founders’ Class A Common Stock and Founders’ Series A Non-Voting Redeemable Preferred Stock

During the year ended April 30, 2021, the Company issued common and preferred stock units comprising 115,000 shares of founders’ class A common stock and 28,750 shares of founder’s series A non-voting redeemable preferred stock to non-affiliates for total consideration of $287,500.

The founder’s series A non-voting redeemable preferred stock has a redemption value of $15 per share and is contingently redeemable at the holder’s option, and as a result was classified as mezzanine equity in the Company’s balance sheet. The redemption value of $224,905 was determined to be its fair market value. The excess of the cash consideration of $287,500 over the fair value of the founder’s series A non-voting redeemable preferred stock of $224,905 was allocated to the common stock at $62,595.

As of October 31, 2022 and April 30, 2022, the Company had 115,000 shares of founders’ class A common stock and 115,000 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to the CEO of the Company at $0.0001 per share for consideration of $50. (Note 5)

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to an executive of the Company at $0.0001 per shares for consideration of $50. (Note 5)

As of October 31, 2022 and April 30, 2022, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of October 31, 2022 and April 30, 2022, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 7)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 7)

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended October 31, 2022, and year ended April 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2021	-	$-
Granted	448,000	1.25
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2022	448,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	(280,000)	0.15
Forfeited	-	-
Balances as of October 31, 2022	168,000	$1.25

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555% - 591%
Expected dividend yield	-
Risk-free interest rate	0.41% - 0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of October 31, 2022:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	1.86	$1.25	168,000	$1.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at October 31, 2022, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of October 31, 2022, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.5699 on October 31, 2022.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party compensation for the six months ended October 31, 2022 and October 31, 2021, and shareholding and salary payable as of October 31, 2022, and April 30, 2022, are summarized as below:

	Six months ended October 31, 2022
Title	Wages Expense (Recovery)	Management/ Consulting Fees	Stock Compensation
CEO - GPO	$31,951	$-	$129,375
Advisor - Affiliate	-	30,000	-
President	15,000	-	13,125
COO	15,000	-	13,125
CFO	23,762	51,938	402,338
VP Sales	31,951	-	-
President - Distro Plus	22,570	10,000	-
	$140,234	$91,938	$557,963

	Six months ended October 31, 2021
Title	Wages Expense	Management/ Consulting Fees	Stock Compensation
CEO	$-	$36,130	$-
Advisor - Affiliate	-	60,000	11,429,272
President	-	-	270,000
COO	-	-	3,326,040
CFO	-	-	-
VP Sales	-	-	495,000
	$-	$96,130	$15,520,312

	As of October 31, 2022
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable
CEO	7,287,500	500,000	-	$5,897
Advisor - Affiliate	6,453,000	500,000	175,000	120,000
President	2,574,167	-	-	-
COO	2,425,833	-	-	-
CFO	650,960	-	-	-
VP Sales	1,168,836	-	-	15,078
President - Distro Plus	-	-	-	2,769
	20,560,296	1,000,000	175,000	$143,744

	As of April 30, 2022
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable
CEO	7,162,500	500,000	-	$8,077
Advisor - Affiliate	6,453,000	500,000	175,000	90,000
President	2,511,667	-	-	20,000
COO	2,363,333	-	-	11,077
CFO	375,000	-	-	8,077
VP Sales	1,288,836	-	-	40,701
	20,154,336	1,000,000	175,000	$177,932

CEO

During the six months ended October 31, 2022, the Company issued 125,000 shares of common stock to the CEO valued at $129,375.

During the six months ended October 31, 2022 and 2021, the Company incurred management fees of $0 and $36,130 to the CEO, respectively.

During the six months ended October 31, 2022 and 2021, the Company incurred management salary expense of $31,951 and $0 to the CEO, respectively. As of October 31, 2022 and April 30, 2022, salary payable was $5,897 and $8,077, respectively.

Advisor - Affiliate

During the six months ended October 31, 2021, the Company issued 175,000 series A non-voting redeemable preferred shares to the affiliated advisor of the Company at $10 stated value per share valued at $1,750,000 and for cash consideration of $18. The remaining portion of $1,749,982 was recorded as stock-based compensation expense in Professional fees - related party.

During the six months ended October 31, 2021, the Company issued 4,818,000 shares of common stock to the affiliated advisor valued at $7,227,000.

During the six months ended October 31, 2021, the Company has received $210 cash consideration for the issuance of 1,635,000 shares of ordinary common stock to the executive in pursuant to an agreement signed on August 27, 2021. The Company recorded stock payable for services valued at $2,452,500.

During the six months ended October 31, 2022 and 2021, the Company incurred consulting fees of $30,000 and $60,000 which includes sign on bonus if $50,000 to the affiliated advisor, respectively. As of October 31, 2022 and April 30, 2022, the total amount due to the affiliated advisor was $120,000 and $90,000, respectively.

President

On October 18, 2022, the Company accepted the voluntary resignation of the President of the Company who will remain an independent member of the Board. On October 21, 2022, the Company has entered into a share recapture agreement for the future recapture of 750,000 shares of common stock out of 2,574,167 common shares that he currently holds as of October 31, 2022. During the six months ended October 31, 2022, the Company recorded forgiveness of debt from Pure Nutrition, which is owned by the President at $84,660, to additional paid in capital.

During the six months ended October 31, 2022, the Company issued 62,500 shares of common stock to the President valued at $13,125.

During the six months ended October 31, 2021, the Company issued 180,000 shares of common stock to the President valued at $270,000.

During the six months ended October 31, 2022 and 2021, the Company incurred management salary of $15,000 and $0 to the President, respectively. During the six months ended October 31, 2022, the Company forgave management salary payable of $35,000 and recorded it to additional paid in capital. As of October 31, 2022 and April 30, 2022, salary payable was $0 and $20,000, respectively.

COO

On October 18, 2022, the Company accepted the voluntary resignation of the COO of the Company, a member of the Board, and all other positions with the Company. On October 18, 2022, the Company has entered into a share recapture agreement for the future recapture 1,369,333 shares of common stock out of 2,456,000 common shares that he currently holds as of October 31, 2022. (Note 11)

During the six months ended October 31, 2022, the Company issued 62,500 shares of common stock to the COO valued at $13,125.

During the six months ended October 31, 2021, the Company issued 55,000 shares of common stock to the COO valued at $82,500.

During the six months ended October 31, 2021, the Company awarded 2,100,000 shares of common stock to the COO value at $3,149,790, net of cash proceeds of $210. These stock awards were issued on December 31, 2021 and were recorded stock payable as of October 31, 2021.

During the six months ended October 31, 2021, the Company recorded stock payable for quarterly vested 62,500 common shares at $93,750.

During the six months ended October 31, 2022 and 2021, the Company incurred management salary of $15,000 and $0 to the COO, respectively. During the six months ended October 31, 2022, the Company forgave management salary payable  of $26,077 and recorded it to additional paid in capital.  As of October 31, 2022 and April 30, 2022, salary payable was $0 and $11,077, respectively.

CFO

On August 22, 2022, the Company’s CFO resigned and entered into month-to-month Independent Contractor Agreement as Interim CFO.

During the six months ended October 31, 2022, the Company issued 275,960 shares of common stock to the CFO valued at $402,338.

During the six months ended October 31, 2022 and October 31, 2021, the Company incurred management salary of $23,762 and $0 to the CFO, respectively. As of October 31, 2022 and April 30, 2022, salary payable was $0 and $8,077, respectively.

During the six months ended October 31, 2022 and 2021, the Company incurred consulting fees of $51,938 and $0 to the CFO, respectively.

VP Sales and Marketing

During the six months ended October 31, 2022, the Company issued 80,000 shares of common stock to the VP Sales and Marketing for salary payable at $35,200.

During the six months ended October 31, 2021, the Company issued 330,000 shares of common stock to the VP Sales and Marketing valued at $495,000.

During the six months ended October 31, 2022 and 2021, the Company incurred management salary of $31,951 and $0 to the VP Sales and Marketing, respectively. As of October 31, 2022 and April 30, 2022, salary payable was $15,078 and $40,701, respectively.

President – Distro Plus

On August 29, 2022, the Company entered into an employment agreement for the hiring of President of DISTRO Plus, a division of the Company.

During the six months ended October 31, 2022 and 2021, the Company incurred management salary of $22,570 and $0 to the President, respectively. As of October 31, 2022 and April 30, 2022, salary payable was $2,769 and $0, respectively.

During the six months ended October 31, 2022 and 2021, the Company incurred consulting fees of $10,000 and $0 to the President, respectively.

As of October 31, 2022 and April 30, 2022, the amount due to the related parties was $143,744 and $177,932.

NOTE 7 - COVERTIBLE NOTE PAYABLE

Convertible note payable at October 31, 2022 and April 30, 2022, consists of the following:

	October 31, 2022	April 30, 2022
Dated June 16, 2021	$245,000	$265,000
Dated September 8, 2021	168,000	168,000
Total convertible notes payable, gross	413,000	433,000
Less: Unamortized debt discount	-	(15,480)
Total convertible notes	$413,000	$417,520

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note has a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022 and reduction of the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000. On October 28, 2022, the Company issued 133,333 shares of common stock for the conversion of convertible note principal of $20,000 at a fixed conversion rate of $0.15 per share.  As of October 31, 2022 and April 30, 2022, the convertible note was $245,000 and $265,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note has a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022 and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the six months ended October 31, 2022 and 2021, the Company recorded amortization of debt discount of $15,480 and $0 reporting under interest expense in the statements of operations, respectively. As of October 31, 2022, the debt discount was fully amortized. As of October 31, 2022 and April 30, 2022, the convertible note was $168,000 and $152,519, net of note discount of $0 and $15,480 respectively.

During the six months ended October 31, 2022 and 2021, the Company recorded interest expense of $19,631 and $11,654, respectively. As of October 31, 2022 and April 30, 2022, the accrued interest payable was $50,935 and 31,304, respectively.

As of October 31, 2022 and April 30, 2022, the convertible note payable was $413,000 and $417,520, net of debt discount of $0 and $15,480, respectively.

NOTE 8 - PROMISSORY NOTE PAYABLE

Promissory note payable at October 31, 2022 and April 30, 2022, consists of the following:

	October 31, 2022	April 30, 2022
June 2022	$75,000	$-
August 2022	137,500	-
September 2022	110,000	-
October 2022	302,500	-
Total promissory notes payable, gross	625,000	-
Less: Unamortized debt discount	(323,535)	-
Total promissory notes	$301,465	$-

On June 7, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $75,000 Promissory Note for a purchase price of $74,000, convertible at 75% of the average closing price thirty (30) trading days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of the note in the event of default. The Company received $75,000 proceed with $1,000 overpayment which will be returned to the noteholder. The Company has also issued 75,000 Restricted Common Shares to the investor as an inducement. The note matures 10 months from the issuance date and accrues interest at 10%. On June 7, 2022, the Company recorded total debt discount of $16,750 comprising original issue discount of $1,000 and discount from note inducement of $15,750. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $8,044 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $8,706. As of October 31, 2022, the promissory note was $66,294.

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023 and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $8,512 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $30,077. As of October 31, 2022, the promissory note was $24,923.

 On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued an $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023 and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $12,768 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $45,115. As of October 31, 2022, the promissory note was $37,385.

On September 09, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 09, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $6,008 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $32,581. As of October 31, 2022, the promissory note was $22,419.

On September 27, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 27, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $3,928 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $34,661. As of October 31, 2022, the promissory note was $20,339.

On October 10, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 10, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $3,618 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $54,266. As of October 31, 2022, the promissory note was $28,234.

On October 14, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 14, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $2,939 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $45,115. As of October 31, 2022, the promissory note was $37,385.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $26,293 comprising original issue discount of $5,000 and discount from note inducement of $21,293. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $1,020 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $25,273. As of October 31, 2022, the promissory note was $29,727.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $39,440 comprising original issue discount of $7,500 and discount from note inducement of $31,940. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $1,530 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $37,909. As of October 31, 2022, the promissory note was $44,591.

During the six months ended October 31, 2022 and 2021, the Company recorded interest expense of $8,542 and $0, respectively. As of October 31, 2022 and April 30, 2022, the accrued interest payable was $8,542 and 0, respectively.

As of October 31, 2022 and April 30, 2022, the promissory note payable was $301,465 and $0, net of debt discount of $323,535 and $0, respectively.

NOTE 9 - COMMITTMENTS AND CONTINGENCIES

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

NOTE 10 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at October 31, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to October 31, 2022, and through the date that these financials were issued, the Company had the following subsequent events:

In November 2022, the Company issued 666,666 shares of common stock for the conversion of convertible note principal of $100,000 at a fixed conversion rate of $0.15 per share.

On November 3, 2022, the COO of the Company returned 1,369,333 shares of common stock to the Company in pursuant to share recapture agreement entered on October 18, 2022. The treasury stock was valued based on cost method at $1.50 per share and recorded under additional paid in capital.

On November 4, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on October 04, 2023, and accrues interest at 10%

On November 08, 2022, the Company entered into a Settlement Agreement regarding the MNP litigation in which the parties have agreed to resolve their differences and terminate the Litigation. There is no monetary impact or settlement amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

General Overview

GPO Plus identifies underserved markets, segments, and industries where there is little to no competition and develops specific group-purchase organizations (GPOs) around them. In addition, unlike major GPOs, GPO Plus has low MOQ’s (minimum order quantities) which enable small and mid-sized companies to participate with larger corporations. We communicate with our members to determine their needs to ensure GPO Plus provides relevant products and services, sustainable low prices and cost structures, increased efficiencies, and attentive customer service.

GPO Plus develops industry specific GPOs that leverage the aggregated purchasing power of its members. The GPOs use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $8,512 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $30,077. As of October 31, 2022, the promissory note was $24,923.

 On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued an $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17,2023 and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $12,768 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $45,115. As of October 31, 2022, the promissory note was $37,385.

On September 9, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 09,2023 and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $6,008 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $32,581. As of October 31, 2022, the promissory note was $22,419.

On September 27, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 27,2023 and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $3,928 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $34,661. As of October 31, 2022, the promissory note was $20,339.

On September 28, 2022, the Company issued 300,000 shares of common stock to a consulting firm at $0.53 per share for prepaid expense of $159,000 for services with a six-month term.

On October 10, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 10 ,2023 and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $3,618 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $54,266. As of October 31, 2022, the promissory note was $28,234.

On October 14, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 14, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $2,935 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $45,115. As of October 31, 2022, the promissory note was $37,385.

On October 17, 2022, the Company issued 247,500 shares of common stock to employees and executives at $1.86 per share totalling $460,350 for services.

On October 17, 2022, the Company issued 215,000 shares of common stock to consultants at $1.86 per share totalling $399,900 for services.

On October 17, 2022, the Company issued 5,000 shares of common stock to a consultant at $1.86 per share for prepaid expenses of $9,300 for services.

On October 17, 2022, the Company issued 7,500 shares of common stock at $1.86 per share of $13,950 to the Company’s landlord for partial payment of rent.

On October 17, 2022, the Company issued 10,000 shares of common stock to a consultant $1.50 per share for cash proceeds of $15,000.

On October 17, 2022 and October 28, 2022, the Company issued 750,000 and 250,000 shares of common stock respectively with a total value of $305,152 to noteholders as inducement for promissory notes of $550,000 issued during the six months ended October 31, 2022.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $26,293 comprising original issue discount of $5,000 and discount from note inducement of $21,293. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $1,020 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $25,273. As of October 31, 2022, the promissory note was $29,727.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $39,440 comprising original issue discount of $7,500 and discount from note inducement of $31,940. During the six months ended October 31, 2022, the Company recorded amortization of debt discount of $1,530 reporting under interest expense in the statements of operations. As of October 31, 2022, the debt discount was $37,909. As of October 31, 2022, the promissory note was $44,591.

On October 28, 2022, the Company issued 60,960 shares of common stock to the CFO at $0.852 per share of $51,938 for services.

On October 28, 2022, the Company issued 133,333 shares of common stock for the conversion of convertible note principal of $20,000 at a fixed conversion rate of $0.15 per share.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended October 31, 2022, and 2021 and the six months ended October 31, 2022, and 2021 which are included herein.

Three Months Ended October 31, 2022, Compared to the Three Months October 31, 2021

	Three Months Ended
	October 31,
	2022	2021	Changes	%

Revenues	$64,658	$229,161	$(164,503)	(72%)
Cost of revenue	(44,528)	(237,489)	(192,961)	(81%)
Gross Profit	20,130	(8,328)	28,458	(342%)
Operating Expenses	(1,363,741)	(2,991,384)	1,627,643	(54%)
Loss from Operations	(1,343,611)	(2,999,712)	1,656,101	(55%)
Other Expenses	(62,651)	(108,593)	45,942	(42%)
Net Loss	$(1,406,262)	$(3,108,305)	$1,702,043	(55%)

Revenues

We had revenues of $64,658 from operations during the three months October 31, 2022, as compared to $229,161 of revenues during the three months ended October 31, 2021. The decrease in revenue is attributed to decreased business activities during the three months ended October 31, 2022.

Net Loss

Our unaudited financial statements report a net loss of $1,406,262 for the three months ended October 31, 2022, compared to a net loss of $3,108,305 for the three months ended October 31, 2021. The decrease in net loss was due to a decrease in operating expenses and other expenses.

Expenses

Our operating expenses for the three months ended October 31, 2022, were $1,363,741 compared to $2,991,384 for the three months ended October 31, 2021. Operating expenses for the three months ended October 31, 2022, consisted of $74,848 in general and administrative, $633,140 in professional fees, $512,288 in professional fees – related parties and $143,465 in management fees and salaries – related parties. Operating expenses for the three months ended October 31, 2021, consisted of $201,640 in general and administrative and $216,294 in professional fees, $2,486,040 in professional fees – related parties and $87,410 in management fees and salaries – relates parties. The decrease in operating expenses during the three months ended October 31, 2022, was mainly due to the decrease in professional Fees- related parties for $512,288 incurred during the three months ended October 31, 2022, as compared to $2,486,040 incurred during the three months ended October 31, 2021. During the three months ended October 31, 2022, the Company incurred stock based compensation of $538,300 for common stock award to consultants and $512,288 for common stock award to related parties as compared to stock based compensation of $82,500 for common stock award to consultants and $2,546,040 for common stock award to related parties during the three months ended October 31, 2021. Compensation was recorded under professional fees in the statements of operations.

Our other expenses for the three months ended October 31, 2022, were $62,651 compared to $108,593 for the three months ended October 31, 2021. The decrease in other expense is attributed to a decrease in amortization of convertible note discount during the three months ended October 31, 2022.

Six Months Ended October 31, 2022, Compared to the Six Months October 31, 2021

	Six Months Ended
	October 31,
	2022	2021	Changes	%

Revenues	$82,321	$598,719	$(516,398)	(86%)
Cost of revenue	(57,621)	(519,595)	461,974	(89%)
Gross Profit	24,700	79,124	(54,424)	(69%)
Operating Expenses	(1,715,715)	(22,148,461)	20,432,746	(92%)
Loss from Operations	(1,691,015)	(22,069,337)	20,378,322	(92%)
Other Expenses	(92,093)	(148,625)	56,532	(38%)
Net Loss	$(1,783,108)	$(22,217,962)	$20,434,854	(92%)

Revenues

We had revenues of $82,321 from operations during the six months October 31, 2022, as compared to $598,719 of revenues during the six months ended October 31, 2021. The decrease in revenue is attributed to decreased business activities during the six months ended October 31, 2022.

Net Loss

Our unaudited financial statements report a net loss of $1,783,108 for the six months ended October 31, 2022, compared to a net loss of $22,217,962 for the six months ended October 31, 2021. The decrease in net loss was due to a decrease in operating expenses and other expenses.

Expenses

Our operating expenses for the six months ended October 31, 2022, were $1,715,715 compared to $22,148,461 for the six months ended October 31, 2021. Operating expenses for the six months ended October 31, 2022, consisted of $115,619 in general and administrative, $809,961 in professional fees, $557,963 in professional fees – related parties and $232,172 in management fees and salaries – related parties. Operating expenses for the six months ended October 31, 2021, consisted of $300,652 in general and administrative and $6,291,367 in professional fees, $15,460,312 in professional fees – related parties and $96,130 in management fees and salaries – relates parties. The decrease in operating expenses during the six months ended October 31, 2022, was mainly due to the decrease in professional fees for $809,961 and professional fees- related parties for $557,963 incurred during the six months ended October 31, 2022, as compared to $6,291,367 and $15,460,312 incurred during the six months ended October 31, 2021. During the six months ended October 31, 2022, the Company incurred stock based compensation of $663,010 for common stock award to consultants and $557,963 for common stock award to related parties as compared to stock based compensation of $6,122,463 for common stock award to consultants and $15,520,312 for common stock award to related parties during the six months ended October 31, 2021. Compensation was recorded under professional fees in the statements of operations.

Our other expenses for the six months ended October 31, 2022, were $92,093 compared to $148.625 for the six months ended October 31, 2021. During the six months ended October 31, 2022, and 2021. The decrease in other expense is attributed to a decrease in amortization of convertible note discount during the six months ended October 31, 2022.

Liquidity and Financial Condition

Working Capital

	October 31,	April 30,
	2022	2022

Current Assets	$595,253	$449,614
Current Liabilities	$1,345,573	$1,146,362
Working Capital (Deficiency)	$(750,320)	$(696,748)

Our total current assets as of October 31, 2022, were $593,253 as compared to total current assets of $449,614 as of April 30, 2022, due primarily to an increase in cash from convertible note proceeds and increase in inventory, offset by a decrease in prepaid expenses.

Our total current liabilities as of October 31, 2022, were $1,345,573 as compared to total current liabilities of $1,146,362 as of April 30, 2022, due primarily to an increase in promissory notes and accrued interest.

Our working capital deficit on October 31, 2022, was $750,320 as compared to working capital deficit of $696,748 as of April 30, 2022. The increase in working capital deficit was mainly attributed to the factors noted above.

Cash Flows

	Six Months Ended
	October 31,
	2022	2021

Cash Flows used in Operating Activities	$(433,526)	$(381,086)
Cash Flows used in Investing Activities	(26,553)	(12,500)
Cash Flows provided by Financing Activities	641,750	397,438
Net increase in cash during period	$181,671	$3,852

Operating Activities

Net cash used in operating activities was $433,526 for the six months ended October 31, 2022, compared with $381,086 net cash used in operating activities during the same period in 2021.

During the six months ended October 31, 2022, net cash used in operating activities was attributed to net loss of $1,783,108, decreased by stock-based compensation of $1,220,973, depreciation of furniture and equipment of $572, amortization of promissory and convertible note discount of $63,847, amortization of intangible assets of $9,005 and lease expense settle by common stock of $18,950 and a net change in operating assets and liabilities of $36,235.

During the six months ended October 31, 2021, the net cash used in operating activities was attributed to net loss of $22,217,962 from operations, decreased by stock-based compensation of $15,946,945, depreciation of furniture and equipment of $572, amortization of convertible note discount of $136,971 and lease expense settle by common stock of $30,000 and a net change in operating assets and liabilities of $5,722,388.

Investing Activities

During the six months ended October 31, 2022, and 2021, we used $26,553 and $12,500, respectively, in investing activities. During the six months ended October 31, 2022, the Company acquired intangible assets by cash of $26,553. During the six months ended October 31, 2021, the Company advanced to a related party of $12,500.

Financing Activities

During the six months ended October 31, 2022, net cash from financing activities was $641,750 compared to $397,438 during the same period in 2021. Proceeds from financing activities during the six months ended October 31, 2022, were derived from proceeds from issuance of promissory notes totalling of $575,000, proceeds from issuance of common stock of $24,750 and proceeds from warrants exercised of $42,000. Proceeds from financing activities during the six months ended October 31, 2021, were derived from issuance of convertible notes totalling of $397,000, proceeds from issuance of proceeds from issuance of stock subscription $420 and proceeds from issuance of preferred stock for cash $18.

Going Concern

As of October 31, 2022, we had cash on hand of $184,548. We generated revenues of $82,321 and gross profit of $24,700 during the six months ended October 31, 2022, incurred net loss of $1,783,108 during the period and a cumulative net loss of $32,249,708 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2022. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 14, 2020, the Company was included in what it believes to be a non-material litigation filed in the Circuit Court of the Fifth Judicial Circuit, Hernando County, Florida Case No. 20-CA-0652, MNP Industries, LLC (“Plaintiff”) vs Smeal et al. The complaint, which alleges the breach of certain non-compete agreements by multiple defendants, attempts to implicate the Company on the mistaken belief that the Company had acquired another defendant, Miracle Products, LLC. There is not, however, any common ownership or affiliate relationship among the Company and the co-defendants, and the Company is not party to any non-compete agreement with the plaintiff. The Plaintiff amended its complaint to allege breach of NDA and Trade Secret violations which the company believes to be groundless. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. On December 17, 2020, the court issued an order, denying the Plaintiff’s request, and so all of the defendants in the case are now free to work for a competitor of Plaintiff and can service current and former customers of Plaintiff, use the customer list, and can even solicit customers and or the customer list. This was a huge victory for GPOX. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. The latest update on this litigation is the case was referred to non-binding arbitration, the Company’s legal counsel feels the outcome will be favourable for Company and intends in the interim to file Motions for Summary Judgement and has advised the Company there is a reasonable likelihood the Company will prevail. Judgement was entered in favour of GPOX on all counts of MNP’s amended complaint against GPOX, but MNP filed a notice to appeal. This matter was settled on November 08, 2022, in which the parties have agreed to resolve their differences and terminate the litigation. There is no financial impact as the result of this resolution and termination of the ligation.

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

GPO PLUS, INC.
(Registrant)

Dated: December 9, 2022	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

