Form 10-Q
period 2023-01-31
GPO Plus, Inc.
filed 2023-03-09
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023
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
(Former name, former address, and former fiscal year, if changed since last report)

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

35,948,790 common shares issued and outstanding as of March 6, 2023

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed financial statements for the nine-month period ended January 31, 2023, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2023	2022
ASSETS
Current Assets:
Cash	$224,224	$2,877
Accounts receivable	7,995	1,104
Prepaid expenses	146,296	445,633
Inventory	23,071	-
Total Current Assets	401,586	449,614

Property and equipment, net	79,240	4,098
Intangible assets, net	69,419	-
TOTAL ASSETS	$550,245	$453,712

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	435,059	519,606
Accrued interest	85,967	31,304
Accrued liabilities - related parties	150,632	177,932
Convertible note payable, net of debt discount of $0 and $15,480, respectively	263,000	417,520
Promissory note payable, net of debt discount of $311,611 and $0, respectively	703,839	-
Total Current Liabilities	1,638,497	1,146,362

Total Liabilities	1,638,497	1,146,362

Commitments and Contingencies (Note 10)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 shares issued and outstanding	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders’ Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 35,833,790 and 31,361,572 shares issued and outstanding at January 31, 2023, and April 30, 2022, respectively	3,584	3,136
Additional paid in capital	30,054,014	27,795,797
Accumulated deficit	(33,120,867)	(30,466,600)
Total Stockholders’ Deficit	(3,063,157)	(2,667,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$550,245	$453,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

Revenues	$104,620	$397,094	$186,941	$995,813
Cost of revenue	64,852	233,217	122,473	752,812
Gross Profit	39,768	163,877	64,468	243,001

Operating Expenses
General and administrative	178,628	81,839	294,247	382,491
Professional fees	317,361	1,121,133	1,127,322	7,412,500
Professional fees - related parties	128,234	5,540,276	686,197	21,000,588
Management fees and salaries - related parties	152,560	86,400	384,732	182,530
Total Operating Expenses	776,783	6,829,648	2,492,498	28,978,109

Loss from operations	(737,015)	(6,665,771)	(2,428,030)	(28,735,108)

Other Expense
Interest expense	(134,144)	(102,969)	(226,237)	(251,594)
Total Other Expense	(134,144)	(102,969)	(226,237)	(251,594)

Net Loss	$(871,159)	$(6,768,740)	$(2,654,267)	$(28,986,702)

Net Loss Per Common Share: Basic and Diluted	$(0.03)	$(0.30)	$(0.08)	$(1.48)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	33,807,556	22,763,198	32,795,117	19,584,324

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2023, AND 2022

Three and Nine Months Ended January 31, 2023

					Stockholders’ Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	31,361,572	$3,136	$27,795,797	$(30,466,600)	$(2,667,555)
Stock based compensation	-	-	-	-	-	-	-	-	61,000	6	12,804	-	12,810
Stock based compensation - related party	-	-	-	-	-	-	-	-	217,500	22	45,653	-	45,675
Issuance of common stock for lease	-	-	-	-	-	-	-	-	23,810	2	4,998	-	5,000
Issuance of common stock for cash	-	-	-	-	-	-	-	-	6,500	1	9,749	-	9,750
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	280,000	28	41,972	-	42,000
Issuance of common stock for intangible assets	-	-	-	-	-	-	-	-	200,000	20	58,980	-	59,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	75,000	8	15,742	-	15,750
Issuance of common stock for salary payable - related party	-	-	-	-	-	-	-	-	80,000	8	35,192	-	35,200
Net loss	-	-	-	-	-	-	-	-	-	-	-	(376,846)	(376,846)
Balance, July 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	32,305,382	$3,231	$28,020,887	$(30,843,446)	$(2,819,216)
Stock based compensation	-	-	-	-	-	-	-	-	520,000	52	568,148	-	568,200
Stock based compensation - related party	-	-	-	-	-	-	-	-	308,460	31	512,257	-	512,288
Issuance of common stock for lease	-	-	-	-	-	-	-	-	7,500	1	13,949	-	13,950
Issuance of common stock for cash	-	-	-	-	-	-	-	-	10,000	1	14,999	-	15,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	133,333	13	19,987	-	20,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	1,000,000	100	305,052	-	305,152
Forgiveness of related party loan	-	-	-	-	-	-	-	-	-	-	145,737	-	145,737
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,406,262)	(1,406,262)
Balance, October 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	34,284,675	$3,429	$29,601,016	$(32,249,708)	$(2,645,151)
Stock based compensation	-	-	-	-	-	-	-	-	175,000	18	36,732	-	36,750
Stock based compensation - related party	-	-	-	-	-	-	-	-	610,641	61	128,174	-	128,235
Issuance of common stock for lease	-	-	-	-	-	-	-	-	32,808	3	6,887	-	6,890
Issuance of common stock for furniture and equipment	-	-	-	-	-	-	-	-	400,000	40	75,960	-	76,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	999,999	100	149,900	-	150,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	700,000	70	55,208	-	55,278
Cancellation of common stock - related party	-	-	-	-	-	-	-	-	(1,369,333)	(137)	137	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(871,159)	(871,159)
Balance, January 31, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	35,833,790	$3,584	$30,054,014	$(33,120,867)	$(3,063,157)

Three and Nine Months Ended January 31, 2022

					Stockholders’ Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2021	28,750	$224,905	-	$-	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)
Issuance of preferred stock for cash - related party	-	-	175,000	1,750,000	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	3,881,642	388	5,822,075	-	5,822,463
Stock based compensation - related party	-	-	-	-	-	-	-	-	5,258,000	526	7,886,474	-	7,887,000
Issuance of common stock for lease	-	-	-	-	-	-	-	-	20,000	2	29,998	-	30,000
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	166,667	-	166,667
Net loss	-	-	-	-	-	-	-	-	-	-	-	(19,109,657)	(19,109,657)
Balance, July 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	18,826,316	$1,883	$14,356,132	$(19,985,801)	$(5,627,674)
Stock based compensation	-	-	-	-	-	-	-	-	200,000	20	299,980	-	300,000
Stock based compensation - related party	-	-	-	-	-	-	-	-	125,000	12	187,488	-	187,500
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	96,393	-	96,393
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,108,305)	(3,108,305)
Balance, October 31, 2021	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	19,151,316	$1,915	$14,939,993	$(23,094,106)	$(8,152,086)
Stock based compensation	-	-	-	-	-	-	-	-	1,069,190	107	1,085,750	-	1,085,857
Stock based compensation - related party	-	-	-	-	-	-	-	-	8,971,336	897	10,837,939	-	10,838,836
Issuance of common stock for lease	-	-	-	-	-	-	-	-	10,667	1	15,999	-	16,000
Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	15,000	2	14,998	-	15,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,768,740)	(6,768,740)
Balance, January 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	29,217,509	$2,922	$26,894,679	$(29,862,846)	$(2,965,133)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,654,267)	$(28,986,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	917,089	7,020,820
Stock based compensation - related parties	686,198	14,873,318
Lease expense settled by common stock	25,840	2,500
Depreciation of furniture and equipment	858	858
Amortization of intangible assets	16,134	-
Amortization of promissory note discount	156,019	-
Amortization of convertible note discount	15,480	229,792
Changes in operating assets and liabilities:
Accounts receivable	(6,891)	(70,010)
Prepaid expenses	-	(306,240)
Inventory	(23,071)	-
Accounts payable and accrued liabilities	60,190	42,150
Accrued interest	54,663	21,802
Accrued liabilities - related parties	7,900	116,625
Deposit	-	338,809
Stock payable for stock-based compensation - related parties	-	6,127,270
Stock payable for stock based compensation	-	209,235
Stock payable for lease	-	28,000
Net cash used in Operating Activities	(743,857)	(351,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(26,553)	-
Advances on loan receivable - related party	-	(12,500)
Net cash used in Investing Activities	(26,553)	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock for cash	-	18
Proceeds from stock subscription	-	15,420
Proceeds from issuance of common stock	24,750	-
Proceeds from exercise of warrants	42,000	-
Proceeds from issuance of promissory notes	925,000	-
Proceeds from issuance of convertible notes	-	397,000
Net cash provided by Financing Activities	991,757	412,438

Net change in cash for period	221,347	48,165
Cash at beginning of period	2,877	12,407
Cash at end of period	$224,224	$60,572

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loan	$145,737	$-
Warrants issued in conjunction with the issuance of convertible note	$-	$263,060
Issuance of common stock for intangible assets	$59,000	$-
Issuance of common stock for note inducement	$376,180	$-
Issuance of common stock for salary payable - related party	$35,200	$-
Issuance of common stock for note conversion	$170,000	$15,000
Issuance of common stock for furniture and equipment	$76,000	$-
Cancellation of common stock by related party	$137	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2023, AND 2022

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

GPO Plus, Inc. (the “Company”) is a corporation originally established under the name of Koldeck, Inc. under the corporation laws in the State of Nevada on March 29, 2016.

On April 2, 2018, the Company changed our corporate name from Koldeck Inc. to Global House Holdings Ltd. and merged with our wholly owned subsidiary Global House Holdings Ltd. Koldeck Inc. remained the surviving company of the merger, continuing under the name Global House Holdings Ltd.

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 21%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of January 31, 2023, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $33,120,867. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2023, are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2022, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 14, 2022.

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification had no impact on net loss and financial position.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

As of January 31, 2023 and April 30, 2022, the Company had cash of $224,224 and $2,877, respectively.

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

As of January 31, 2023 and April 30, 2022, the Company had accounts receivable of $7,995 and $1,104, respectively.

Prepaid Expense.

Prepaid expenses relate to security deposit for office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of January 31, 2023 and April 30, 2022, prepaid expense was $146,296 and $445,633, respectively. As of January 31, 2023 and April 30, 2022, $144,296 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise. As of April 30, 2022, $443,633 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise.

	January 31,	April 30,
	2023	2022
Security Deposit	$2,000	$2,000
Prepayment for shares issued to consultants	144,296	443,633
Total	$146,296	$445,633

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

As of January 31, 2023 and April 30, 2022, the Company had inventory of $23,071 and $0, respectively. (Note 4)

Intangible Assets

The Company accounts for intangible assets (including trademarks and formula) in accordance with ASC 350 “Intangibles-Goodwill and Other.”

ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

Furniture and Equipment	3-5 years
Computer Equipment	2 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended January 31, 2023, and 2022, no impairment losses have been identified.

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

The Company engages in the business of organizing, promoting, and operating industry-specific group purchase organizations (GPOs). A GPO is an entity created to leverage the purchasing power of a group of businesses (or individuals) to obtain discounts from vendors. The Company identifies underserved markets, segments, and industries where there is little to no competition and develops specific GPOs around them. The Company develops industry specific GPOs that leverage the aggregated purchasing power of its members. The GPOs use collective buying power to obtain and negotiate discounts on products and services from vendors. The discounted rates are then shared with its members saving them money and time by also improving supply chain efficiencies.

The Company is comprised of HealthGPO, a Group Purchasing Organization for the Healthcare industry, cbdGPO, a Group Purchasing Organization for the hemp industry, DISTRO+, our distribution division and GPO for specialty retailers, and Nutriumph® Supplements. In addition, GPOPlus offers professional services through GPOPRO Services.

During the nine months ended January 31, 2023, and 2022, the Company recognized $186,425 and $990,753 of revenues related to merchandise and product sales, and $516 and $5,060 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $186,941 and $995,813, respectively. The Company incurred cost of revenue of $122,473 and $752,812 and generated gross profit of $64,468 and $243,001 during the nine months ended January 31, 2023, and 2022, respectively. In regard to the sales that occurred during the nine months ended January 31, 2023, and 2022, there are no unfulfilled obligations related to the merchandise and product sales.

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (Note 7)

Convertible Financial Instruments

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

When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. On May 1, 2021, the Company chose to early adopt ASU 2020-06 and did not record a beneficial conversion feature (“BCF”) discount on the issuance of convertible notes with the conversion rate below the Company’s market stock price on the date of note issuance.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the nine months ended January 31, 2023 and 2022, the Company recorded $1,603,287 stock-based compensation expense and $28,230,643 stock-based compensation expense, which includes stock payable of $0 and $6,336,505, respectively, and amortization of stock issued for prepaid services of $299,337 and $0 respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Nine months ended
	January 31,
	2022	2022
Common stock award to consultants	$917,089	$7,230,055
Common stock award to management and executives - related parties	686,198	21,000,588
	$1,603,287	$28,230,643

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the nine months ended January 31, 2023 and 2022, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	January 31,	January 31,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	263,000	348,731
Warrants	168,000	448,000
Common Stock Payable	-	381,500
	1,431,000	2,178,231

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at January 31, 2023 and January 31, 2022, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

During the year ended April 30, 2022, the Company issued convertible notes totaling $448,000 to a non-affiliate that are convertible at a fixed rate of $1. During the nine months ended January 31, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000. During the year ended April 30, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000. As of January 31, 2023, and January 31, 2022, the convertible notes were $263,000 and $348,731 net of note discount of $0 and $84,269, respectively. As of January 31, 2023, and January 31, 2022, the convertible shares from the convertible notes were 263,000 shares and 348,731 shares, respectively. (Note 8)

During the year ended April 30, 2022, the Company issued 448,000 three-year attached warrants from the convertible notes of $448,000 to purchase the Company’s common stock at an exercise price of $1.25 per share. During the nine months ended January 31, 2023, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000 at $0.15 per share. As of January 31, 2023, and January 31, 2022, the outstanding warrants were 168,000 and 448,000, respectively. (Note 6)

As of January 31, 2023, and January 31, 2022, the Company had stock payable of $0 and $376,925 for outstanding 0 shares and 381,500 shares of common stock, respectively.

Net loss per share for each class of common stock is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2022	2022	2021
Net loss per share, basic diluted	$(0.03)	$(0.30)	$(0.08)	$(1.48)
Net loss per common shares outstanding:
Founders Class A Common stock	$(7.58)	$(58.86)	$(23.08)	$(252.06)
Ordinary Common stock	$(0.03)	$(0.30)	$(0.08)	$(1.49)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000	115,000	115,000
Ordinary Common stock	33,692,556	22,648,198	32,680,117	19,469,324
Total weighted average shares outstanding	33,807,556	22,763,198	32,795,117	19,584,324

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company chose to early adopt this standard on May 1, 2021, financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

The inventory acquired are Nutriumph Products for resale purpose. No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at quarter-end was purchased near the end of the quarter. As of January 31, 2023, and April 30, 2022, the Company had inventory of $23,071 and $0, respectively.

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company recognized amortization expense of $16,134 for the nine months ended January 31, 2023, recorded as general and administrative expense. As of January 31, 2023, the intangible asset was $69,419, net of accumulated amortization of $16,134. Based on the carrying value of definite-lived intangible assets as of January 31, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2023	$7,130
2024	28,518
2025	28,518
Thereafter	5,253
$69,419

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of January 31, 2023, and April 30, 2022 are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Total
April 30, 2022	$5,719	$-	$5,719
Additions	66,785	9,215	76,000
January 31, 2023	$72,504	$9,215	$81,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Total
April 30, 2022	$1,621	$-	$1,621
Additions	858	-	858
January 31, 2023	$2,479	$-	$2,479

Net book value	Furniture and Equipment	Computer Equipment	Total
April 30, 2022	$4,098	$-	$4,098
January 31, 2023	$70,025	$9,215	$79,240

On December 14, 2022, the Company entered into an Assets Purchase Agreement to acquire furniture and equipment from Betterment Retail Solutions, Inc. The purchase price was 400,000 shares at $0.19 per share of the Company’s common stock for consideration of $76,000. On January 31, 2023, the Company issued 400,000 shares of common stock to acquire furniture and warehouse equipment of $66,785 and computer equipment of $9,215.

As of January 31, 2023, and April 30, 2022, Property and Equipment was $79,240 and $4,098, respectively. Depreciation expense of $858 and $858 was incurred during the nine months ended January 31, 2023 and 2022, respectively.

NOTE 6 - CAPITAL STOCK

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

Nine months ended January 31, 2023

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

On July 7, 2022, pursuant to an asset purchase agreement to acquire assets from Nutriumph, the Company made a $50,000 cash payment and issued 200,000 shares of common stock at $0.30 per share totaling $59,000.

On July 28, 2022, the Company issued 217,500 shares of common stock to employees and executives at $0.21 per share totaling $45,675 for services.

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

On October 17, 2022, the Company issued 215,000 shares of common stock to consultants at $1.86 per share totaling $399,900 for services which includes $8 cash proceed.

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

On October 17, 2022, and October 28, 2022, the Company issued 750,000 shares and 250,000 shares of common stock respectively at total value of $305,152 to noteholders as inducement for promissory notes of $550,000 issued during the six months ended October 31, 2022.

On October 28, 2022, the Company issued 60,960 shares of common stock to the CFO at $0.852 per share of $51,938 for services.

On October 28, 2022, the Company issued 133,333 shares of common stock for the conversion of convertible note principal of $20,000 at a fixed conversion rate of $0.15 per share. (Note 8)

On November 2, 2022, the Company issued 333,333 shares of common stock for the conversion of convertible note principal of $50,000 at a fixed conversion rate of $0.15 per share. (Note 8)

On November 8, 2022, pursuant to an agreement entered with the COO of the Company for his resignation on October 18, 2022, the COO returned 1,369,333 shares of common stock to the Company.  The returned shares were immediately cancelled.

On November 16, 2022, the Company issued 333,333 shares of common stock for the conversion of convertible note principal of $50,000 at a fixed conversion rate of $0.15 per share. (Note 8)

On January 20, 2023, the Company issued 333,333 shares of common stock for the conversion of convertible note principal of $50,000 at a fixed conversion rate of $0.15 per share. (Note 8)

On January 31, 2023, the Company issued 400,000 shares of common stock for the acquisition of property and equipment from an unaffiliated firm at $0.19 per share in pursuant to asset purchase agreement entered on December 14, 2022.

On January 31, 2023, the Company issued 175,000 shares of common stock to consultants at $0.21 per share totaling $36,750 for services.

On January 31, 2023, the Company issued 62,500 shares of common stock to the CEO at $0.21 per share of $13,125.

On January 31, 2023, the Company issued 339,808 shares of common stock to CFO at $0.21 per share of $71,360 for services.

On January 31, 2023, the Company issued 208,333 shares of common stock to VP Sales at $0.21 per share of $43,750 for services.

On January 31, 2023, the Company issued 32,808 shares of common stock at $0.21 per share of $6,890 to the Company’s landlord for partial payment of rent.

On January 31, 2023, the Company issued 100,000 shares of common stock valued at $2,383 to a noteholder as an inducement for a convertible note of $60,500 issued on November 3, 2022.

On January 31, 2023, the Company issued 100,000 shares of common stock valued at $8,816 to a noteholder as an inducement for a convertible note of $55000 issued on January 11, 2023

On January 31, 2023, the Company issued 100,000 shares of common stock valued at $8,816 to a noteholder as an inducement for a convertible note of $55,000 issued on January 12, 2023

On January 31, 2023, the Company issued 400,000 shares of common stock valued at $35,263 to a noteholder as an inducement for a convertible note of $220,000 issued on January 27, 2023.

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

On October 6, 2021, the Company issued 125,000 shares of common stock to the president of the Company at $187,500 for services.

On December 31, 2021, the Company issued 9,995,336 shares of common stock to consultants, employees and executives at $11,862,837, of which 3,735,000 shares were related to stock payable of $5,602,500 as of January 31, 2022.

On December 31, 2021, the Company issued 55,857 shares of the Company’s S-8 stock at $77,857 pursuant to the Company’s 2020 incentive plan dated May 21, 2021.

On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000. (Note 8)

As of January 31, 2023 and April 30, 2022, the issued and outstanding ordinary common stock was 35,883,790 and 31,361,572, respectively.

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

As of January 31, 2023 and April 30, 2022, the Company had 115,000 shares of founders’ class A common stock and 28,750 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of January 31, 2023 and April 30, 2022, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

Series A Non-Voting Redeemable Preferred Stock

On May 21, 2021, the Company issued 175,000 series A non-voting redeemable preferred shares to an executive of the Company at $10 stated value per share and for cash consideration of $18. (Note 7)

The series A non-voting redeemable preferred stock has a redemption value of $10 per share and is contingently redeemable at the holder’s option, and as a result was classified as mezzanine equity in the Company’s balance sheet. The redemption value of $1,750,000 was determined to be its fair market value.

As of January 31, 2023 and April 30, 2022, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended January 31, 2023, and year ended April 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2021	-	$-
Granted	448,000	1.25
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2022	448,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	(280,000)	0.15
Forfeited	-	-
Balances as of January 31, 2023	168,000	$1.25

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555% - 591%
Expected dividend yield	-
Risk-free interest rate	0.41% - 0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of January 31, 2023:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	1.61	$1.25	168,000	$1.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at January 31, 2023, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of January 31, 2023, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.21 on January 31, 2023.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the nine months ended January 31, 2023 and 2022, and shareholding and salary payable as of January 31, 2023 and April 30, 2022, are summarized as below:

	Nine months ended January 31, 2023
Title	Wages Expense	Management/ Consulting Fees	Stock Compensation
CEO	$49,335	$-	$142,500
Advisor - Affiliate	-	45,000	-
President	15,000	-	13,125
COO	15,000	-	13,125
CFO	23,762	118,188	473,698
VP Sales	56,816	-	43,750
President - Distro Plus	51,631	10,000	-
	$211,544	$173,188	$686,198

	Nine months ended January 31, 2022
Title	Wages Expense	Management/ Consulting Fees	Stock Compensation
CEO	$-	$47,530	$2,100,000
Advisor - Affiliate	-	75,000	11,429,272
President	10,000	-	2,534,500
COO	5,000	-	3,377,040
CFO	5,000	-	28,440
VP Sales	40,000	-	1,531,336
	$60,000	$122,530	$21,000,588

	As of January 31, 2023
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/ Consulting
Title	(Shares)	(Shares)	(Shares)	Fees Payable
CEO	7,350,000	500,000	-	$462
Advisor - Affiliate	6,453,000	500,000	175,000	135,000
President	2,574,167	-	-	-
COO	1,056,000	-	-	-
CFO	990,768	-	-	-
VP Sales	1,377,169	-	-	14,432
President - Distro Plus	-	-	-	738
	19,801,104	1,000,000	175,000	$150,632

	As of April 30, 2022
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/ Consulting
Title	(Shares)	(Shares)	(Shares)	Fees Payable
CEO	7,162,500	500,000	-	$8,077
Advisor - Affiliate	6,453,000	500,000	175,000	90,000
President	2,511,667	-	-	20,000
COO	2,363,333	-	-	11,077
CFO	375,000	-	-	8,077
VP Sales	1,288,836	-	-	40,701
	20,154,336	1,000,000	175,000	$177,932

CEO

During the nine months ended January 31, 2022, the Company issued 2,100,000 shares of common stock to the CEO valued at $2,100,000.

During the nine months ended January 31, 2023, the Company issued 187,500 shares of common stock to the CEO valued at $142,500.

During the nine months ended January 31, 2023, and 2022, the Company incurred management fees of $0 and $47,530 to the CEO, respectively.

During the nine months ended January 31, 2023 and 2022, the Company incurred management salary expense of $49,335 and $0 to the CEO, respectively. As of January 31, 2023 and April 30, 2022, salary payable was $462 and $8,077, respectively.

Advisor - Affiliate

During the nine months ended January 31, 2022, the Company issued 175,000 series A non-voting redeemable preferred shares to the affiliated advisor of the Company at $10 stated value per share valued at $1,750,000 and for cash consideration of $18. The remaining portion of $1,749,982 was recorded as stock-based compensation expense in Professional fees - related party.

During the nine months ended January 31, 2022, the Company issued 4,818,000 shares of common stock to the affiliated advisor valued at $7,227,000 for services rendered.

During the nine months ended January 31, 2022, the Company received $210 cash consideration for the issuance of 1,635,000 shares of ordinary common stock to the executive in pursuant to an agreement signed on August 27, 2021. The Company recorded stock payable for services valued at $2,452,500, with $2,452,290 recorded as stock-based compensation expense in Professional fees – related party.

During the nine months ended January 31, 2023 and January 31, 2022, the Company incurred consulting fees of $45,000 and $75,000 which includes sign on bonus if $50,000 to the affiliated advisor, respectively. As of January 31, 2023 and April 30, 2022, the total amount due to the affiliated advisor was $135,000 and $90,000, respectively.

President

On October 18, 2022, the Company accepted the voluntary resignation of the President of the Company who will remain an independent member of the Board. On October 21, 2022, the Company entered into a share recapture agreement for the future recapture of 750,000 shares of common stock out of 2,574,167 common shares that he currently holds as of January 31, 2023. During the nine months ended January 31, 2023, the Company recorded forgiveness of debt from Pure Nutrition, which is owned by the President at $84,660, to additional paid in capital.

During the nine months ended January 31, 2022, the Company issued 2,280,000 shares of common stock to the President valued at $2,370,000. During the nine months ended January 31, 2022, the Company accrued stock payable of $164,500 for stock awarded to the President for outstanding shares of 166,667 common stock.

During the nine months ended January 31, 2023, the Company issued 62,500 shares of common stock to the President valued at $13,125 for services rendered.

 During the nine months ended January 31, 2023 and 2022, the Company incurred management salary of $15,000 and $10,000 to the President, respectively. During the nine months ended January 31, 2023, the Company forgave management salary payable of $35,000 and recorded it to additional paid in capital. As of January 31, 2023 and April 30, 2022, salary payable was $0 and $20,000, respectively.

COO

On October 18, 2022, the Company accepted the voluntary resignation of the COO of the Company, a member of the Board, and all other positions with the Company. On October 18, 2022, the Company has entered into a share recapture agreement for the recapture 1,369,333 shares of common stock. On November 8, 2022, the COO returned 1,369,333 shares of common stock to the Company.

During the nine months ended January 31, 2022, the Company issued 55,000 shares of common stock to the COO valued at $82,500.

During the nine months ended January 31, 2022, the Company awarded 2,100,000 shares of common stock to the COO value at $3,149,790, net of cash proceeds of $210. These stock awards were issued on December 31, 2021 and were recorded stock payable as of January 31, 2022.

During the nine months ended January 31, 2022, the Company recorded stock payable to the COO for quarterly vested 145,833 common shares at $144,750.

During the nine months ended January 31, 2023, the Company issued 62,500 shares of common stock to the COO valued at $13,125 for services rendered.

During the nine months ended January 31, 2023 and 2022, the Company incurred management salary of $15,000 and $5,000 to the COO, respectively. During the nine months ended January 31, 2023, the Company forgave management salary payable of $26,077 and recorded it to additional paid in capital.  As of January 31, 2023 and April 30, 2022, salary payable was $0 and $11,077, respectively.

CFO

On August 22, 2022, the Company’s CFO resigned and entered into month-to-month Independent Contractor Agreement as Interim CFO.

During the nine months ended January 31, 2022, the Company accrued stock payable of $28,440 for stock awarded to the CFO for outstanding shares of 30,000 common stock.

During the nine months ended January 31, 2023, the Company issued 615,768 shares of common stock to the CFO valued at $473,698.

During the nine months ended January 31, 2023 and 2022, the Company incurred management salary of $23,762 and $5,000 and incurred consulting fees of $118,188 and $0 to the CFO, respectively. As of January 31, 2023 and April 30, 2022, salary payable was $0 and $8,077, respectively.

VP Sales and Marketing

During the nine months ended January 31, 2023, the Company issued 208,333 shares of common stock to the VP Sales and Marketing valued at $43,750 for services rendered.

During the nine months ended January 31, 2022, the Company issued 1,366,336 shares of common stock to the VP Sales and Marketing valued at $1,531,336 for services rendered.

During the nine months ended January 31, 2023 and 2022, the Company incurred management salary of $56,816 and $40,000 to the VP Sales and Marketing, respectively. As of January 31, 2023 and April 30, 2022, salary payable was $14,432 and $40,701, respectively.

President – Distro Plus

On August 29, 2022, the Company entered into an employment agreement for the hiring of President of DISTRO Plus, a division of the Company.

During the nine months ended January 31, 2023, and 2022, the Company incurred management salary of $51,631 and $0 to the President, respectively. As of January 31, 2023, and April 30, 2022, salary payable was $738 and $0, respectively.

During the nine months ended January 31, 2023 and 2022, the Company incurred consulting fees of $10,000 and $0 to the President, respectively.

As of January 31, 2023 and April 30, 2022, the amount due to the related parties was $150,632 and $177,932, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable at January 31, 2023 and April 30, 2022, consists of the following:

	January 31, 2023	April 30, 2022
Dated June 16, 2021	$95,000	$265,000
Dated September 8, 2021	168,000	168,000
Total convertible notes payable, gross	263,000	433,000
Less: Unamortized debt discount	-	(15,480)
Total convertible notes	$263,000	$417,520

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note has a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the nine months ended January 31, 2022, the Company recorded amortization of debt discount of $166,580 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the nine months ended January 31, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share.  As of January 31, 2023 and April 30, 2022, the convertible note principal balance was $95,000 and $265,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note has a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022 and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the nine months ended January 31, 2023 and 2022, the Company recorded amortization of debt discount of $15,480 and $63,212 reporting under interest expense in the statements of operations, respectively. As of January 31, 2023, the debt discount was fully amortized. As of January 31, 2023 and April 30, 2022, the convertible note was $168,000 and $152,519, net of note discount of $0 and $15,480 respectively.

During the nine months ended January 31, 2023 and 2022, the Company recorded interest expense of $26,768 and $21,802, respectively. As of January 31, 2023 and April 30, 2022, the accrued interest payable was $58,072 and 31,304, respectively.

As of January 31, 2023 and April 30, 2022, the convertible note payable was $263,000 and $417,520, net of debt discount of $0 and $15,480, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable at January 31, 2023, and April 30, 2022, consists of the following:

	January 31, 2023	April 30, 2022
June 2022	$75,000	$-
August 2022	137,500	-
September 2022	110,000	-
October 2022	302,500	-
November 2022	60,500	-
January 2023	330,000	-
Total promissory notes payable, gross	1,015,500	-
Less: Unamortized debt discount	(311,661)	-
Total promissory notes	$703,839	$-

On June 7, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $75,000 Promissory Note for a purchase price of $74,000, convertible at 75% of the average closing price thirty (30) trading days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of the note in the event of default. The Company received $75,000 proceed with $1,000 overpayment which will be returned to the noteholder. The Company has also issued 75,000 Restricted Common Shares to the investor as an inducement. The note matures 10 months from the issuance date and accrues interest at 10%. On June 7, 2022, the Company recorded total debt discount of $16,750 comprising original issue discount of $1,000 and discount from note inducement of $15,750. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $13,113 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $3,637. As of January 31, 2023, the promissory note was $71,363.

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $18,954 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $19,635. As of January 31, 2023, the promissory note was $35,365.

 On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued an $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023 and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $28,431 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $29,453. As of January 31, 2023, the promissory note was $53,047.

On September 9, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 09, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $16,637 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $21,952. As of January 31, 2023, the promissory note was $33,048.

On September 27, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 27, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $14,558 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $24,032. As of January 31, 2023, the promissory note was $30,968.

On October 10, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 10, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $19,467 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $38,417. As of January 31, 2023, the promissory note was $44,083.

On October 14, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 14, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $18,834 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $39,050. As of January 31, 2023, the promissory note was $43,450.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $26,293 comprising original issue discount of $5,000 and discount from note inducement of $21,293. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $8,241 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $18,052. As of January 31, 2023, the promissory note was $36,948.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $39,440 comprising original issue discount of $7,500 and discount from note inducement of $31,940. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $12,362 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $27,078. As of January 31, 2023, the promissory note was $55,422.

On November 3, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $60,500 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on October 3, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $12,883 comprising original issue discount of $10,500 and discount from note inducement of $2,383. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $3,150 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $9,733. As of January 31, 2023, the promissory note was $50,767.

On January 11, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 11, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $13,816 comprising original issue discount of $5,000 and discount from note inducement of $8,816. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $827 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $12,988. As of January 31, 2023, the promissory note was $42,012.

On January 12, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 12, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $13,816 comprising original issue discount of $5,000 and discount from note inducement of $8,816. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $784 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $13,032. As of January 31, 2023, the promissory note was $41,968.

On January 27, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $220,000 Promissory Note for a purchase price of $, 200,000 at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 27, 2023, and accrues interest at 10%. The Company has also issued 400,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $55,263 comprising original issue discount of $20,000 and discount from note inducement of $35,263. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $662 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $54,601. As of January 31, 2023, the promissory note was $165,399.

 During the nine months ended January 31, 2023 and 2022, the Company recorded interest expense of $27,895 and $0, respectively. As of January 31, 2023 and April 30, 2022, the accrued interest payable was $27,895 and 0, respectively.

As of January 31, 2023 and April 30, 2022, the promissory note payable was $703,839 and $0, net of debt discount of $311,661 and $0, respectively.

NOTE 10 - COMMITTMENTS AND CONTINGENCIES

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

NOTE 11 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2023. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to January 31, 2023, and through the date that these financials were issued, the Company had the following subsequent events:

On February 3, 2023, the Company entered in a Brand Ambassador Agreement with William Ray Norwood Jr. aka “Ray J” f/s/o 17, INC. and Byron Booker f/s/o LOOKHU, INC. The term of the Agreement is two years with automatic one year renewal periods unless terminated by either party.

On February 10, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on October 30, 2023, and accrues interest at 10%

On February 22, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $165,000 Promissory Note for a purchase price of $150,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures January 22, 2024, and accrues interest at 10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023, and accrues interest at 10%. The Company has also issued 10,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $18,954 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $19,635. As of January 31, 2023, the promissory note was $35,365.

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued an $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17,2023 and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $28,431 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $29,453. As of January 31, 2023, the promissory note was $53,047.

On September 9, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 09,2023 and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $16,637 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $21,952. As of January 31, 2023, the promissory note was $33,048.

On September 27, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 27,2023 and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $14,558 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $24,032. As of January 31, 2023, the promissory note was $30,968.

On September 28, 2022, the Company issued 300,000 shares of common stock to a consulting firm at $0.53 per share for prepaid expense of $159,000 for services with a six-month term.

On October 10, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 10 ,2023 and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $19,467 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $38,417. As of January 31, 2023, the promissory note was $44,083.

On October 14, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 14, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $18,834 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $39,050. As of January 31, 2023, the promissory note was $43,450.

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

On October 17, 2022, the Company issued 7,500 shares of common stock at $1.96 per share of $13,950 to the Company’s landlord for partial payment of rent.

On October 17, 2022, the Company issued 10,000 shares of common stock to a consultant $1.50 per share for cash proceeds of $15,000.

On October 17, 2022, and October 28, 2022, the Company issued 750,000 shares and 250,000 shares of common stock respectively at total value of $305,152 to noteholders as inducement for promissory notes of $550,000 issued during the six months ended October 31, 2022.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $26,293 comprising original issue discount of $5,000 and discount from note inducement of $21,293. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $8,241 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $18,052. As of January 31, 2023, the promissory note was $36,948.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $39,440 comprising original issue discount of $7,500 and discount from note inducement of $31,940. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $12,362 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $27,078. As of January 31, 2023, the promissory note was $55,422

On October 28, 2022, the Company issued 60,960 shares of common stock to the CFO at $0.852 per share of $51,938 for services.

On October 28, 2022, the Company issued 133,333 shares of common stock for the conversion of convertible note principal of $20,000 at a fixed conversion rate of $1 per share.

On November 2, 2022, the Company issued 333,333 shares of common stock for the conversion of convertible note principal of $50,000 at a fixed conversion rate of $0.15 per share.

On November 3, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $60,500 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on October 3, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $12,883 comprising original issue discount of $10,500 and discount from note inducement of $2,383. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $3,150 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $9,733. As of January 31, 2023, the promissory note was $50,767.

On November 8, 2022, pursuant to an agreement entered with the COO of the Company for his resignation on October 18, 2022, the COO returned 1,369,333 shares of common stock to the Company.  The returned shares were immediately cancelled.

On November 16, 2022, the Company issued 333,333 shares of common stock for the conversion of convertible note principal of $50,000 at a fixed conversion rate of $0.15 per share.

On January 11, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 11, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $13,816 comprising original issue discount of $5,000 and discount from note inducement of $8,816. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $827 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $12,988. As of January 31, 2023, the promissory note was $42,012.

On January 12, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 12, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $13,816 comprising original issue discount of $5,000 and discount from note inducement of $8,816. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $784 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $13,032. As of January 31, 2023, the promissory note was $41,968.

On January 20, 2023, the Company issued 333,333 shares of common stock for the conversion of convertible note principal of $50,000 at a fixed conversion rate of $0.15 per share.

On January 27, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $220,000 Promissory Note for a purchase price of $, 200,000 at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 27, 2023, and accrues interest at 10%. The Company has also issued 400,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $55,263 comprising original issue discount of $20,000 and discount from note inducement of $35,263. During the nine months ended January 31, 2023, the Company recorded amortization of debt discount of $662 reporting under interest expense in the statements of operations. As of January 31, 2023, the debt discount was $54,601. As of January 31, 2023, the promissory note was $165,399.

On January 31, 2023, the Company issued 400,000 shares of common stock for the acquisition of property and equipment from an unaffiliated firm at $0.19 per share in pursuant to asset purchase agreement entered on December 14, 2022.

On January 31, 2023, the Company issued 175,000 shares of common stock to consultants at $0.21 per share totaling $36,750 for services.

On January 31, 2023, the Company issued 62,500 shares of common stock to the CEO at $0.21 per share of $13,125.

On January 31, 2023, the Company issued 339,808 shares of common stock to CFO at $0.21 per share of $71,360 for services.

On January 31, 2023, the Company issued 208,333 shares of common stock to VP Sales at $0.21 per share of $43,750 for services.

On January 31, 2023, the Company issued 32,808 shares of common stock at $0.21 per share of $6,890 to the Company’s landlord for partial payment of rent.

On January 31, 2023, the Company issued 100,000 shares of common stock valued at $2,383 to a noteholder as an inducement for a convertible note of $60,500 issued on November 3, 2022.

On January 31, 2023, the Company issued 100,000 shares of common stock valued at $8,816 to a noteholder as an inducement for a convertible note of $55,000 issued on January 11, 2023

On January 31, 2023, the Company issued 100,000 shares of common stock valued at $8,816 to a noteholder as an inducement for a convertible note of $55,000 issued on January 12, 2023

On January 31, 2023, the Company issued 400,000 shares of common stock valued at $35,263 to a noteholder as an inducement for a convertible note of $220,000 issued on January 27, 2023.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended January 31, 2023 and 2022 and the nine months ended January 31, 2023 and 2022, which are included herein.

Three Months Ended January 31, 2023, Compared to the Three Months January 31, 2022

	Three Months Ended
	January 31,
	2023	2022	Changes	%

Revenues	$104,620	$397,094	$(292,474)	(74%)
Cost of revenue	(64,852)	(233,217)	(168,365)	(72%)
Gross Profit	39,768	163,877	(124,109)	(76%)
Operating Expenses	(776,783)	(6,829,648)	6,052,865	(89%)
Loss from Operations	(737,015)	(6,665,771)	5,928,756	(89%)
Other Expenses	(134,144)	(102,969)	(31,175)	30%
Net Loss	$(871,159)	$(6,768,740)	$5,897,581	(87%)

Revenues

We had revenues of $104,620 from operations during the three months January 31, 2023, as compared to $397,094 of revenues during the three months ended January 31, 2022. The decrease in revenue is attributed to decreased business activities during the three months ended January 31, 2023.

Net Loss

Our unaudited financial statements report a net loss of $871,159 for the three months ended January 31, 2023, compared to a net loss of $6,768,740 for the three months ended January 31, 2022. The decrease in net loss was due to a decrease in operating expenses, specifically stock-based compensation for professional fees.

Expenses

Our operating expenses for the three months ended January 31, 2023 were $776,783 compared to $6,829,648 for the three months ended January 31, 2022. Operating expenses for the three months ended January 31, 2023 consisted of $178,628 in general and administrative, $317,361 in professional fees, $128,234 in professional fees – related parties and $152,560 in management fees and salaries – related parties. Operating expenses for the three months ended January 31, 2022 consisted of $81,839 in general and administrative, $1,121,133 in professional fees, $5,540,276 in professional fees – related parties and $86,400 in management fees and salaries – relates parties. The decrease in operating expenses during the three months ended January 31, 2023 compared to three months ended January 31, 2022was mainly due to the decrease in professional fees of $803,772 and professional fees- related parties of $5,412,042 . During the three months ended January 31, 2023, the Company incurred stock-based compensation of $254,079 for common stock awards to consultants and $128,235 for common stock awards to related parties as compared to stock-based compensation of $1,107,592 for common stock awards to consultants and $5,480,276 for common stock awards to related parties during the three months ended January 31, 2022. Compensation was recorded under professional fees in the statements of operations.

Our other expenses for the three months ended January 31, 2023 were $134,144 compared to $102,969 for the three months ended January 31, 2022. The increase in other expense is attributed to the increase in interest expense from promissory notes during the three months ended January 31, 2023.

Nine Months Ended January 31, 2023, Compared to the Nine Months January 31, 2022

	Nine Months Ended
	January 31,
	2023	2022	Changes	%

Revenues	$186,941	$995,813	$(808,872)	(81%)
Cost of revenue	(122,473)	(752,812)	630,339	(84%)
Gross Profit	64,468	243,001	(178,533)	(73%)
Operating Expenses	(2,492,498)	(28,978,109)	26,485,611	(91%)
Loss from Operations	(2,428,030)	(28,735,108)	26,307,078	(92%)
Other Expenses	(226,237)	(251,594)	25,357	(10%)
Net Loss	$(2,654,267)	$(28,986,702)	$26,332,435	(91%)

Revenues

We had revenues of $186,941 from operations during the nine months January 31, 2023, as compared to $995,813 of revenues during the nine months ended January 31, 2022. The decrease in revenue is attributed to decreased business activities during the nine months ended January 31, 2023.

Net Loss

Our unaudited financial statements report a net loss of $2,654,267 for the nine months ended January 31, 2023, compared to a net loss of $28,986,702 for the nine months ended January 31, 2022. The decrease in net loss was due to a decrease in operating expenses, specifically stock-based compensation for professional services.

Expenses

Our operating expenses for the nine months ended January 31, 2023 were $2,492,498 compared to $28,978,109 for the nine months ended January 31, 2022. Operating expenses for the nine months ended January 31, 2023 consisted of $294,247 in general and administrative, $1,127,322 in professional fees, $686,197 in professional fees – related parties and $384,732 in management fees and salaries – related parties. Operating expenses for the nine months ended January 31, 2022 consisted of $382,491 in general and administrative, $7,412,500 in professional fees, $21,000,588 in professional fees – related parties and $182,530 in management fees and salaries – relates parties. The decrease in operating expenses during the nine months ended January 31, 2023 compared to nine months ended January 31 2022 was mainly due to the decrease in professional fees of $6,285,178 and professional fees- related parties of $20,314,391.  During the nine months ended January 31, 2023, the Company incurred stock-based compensation of $917,089 for common stock awards to consultants and $686,198 for common stock awards to related parties as compared to stock-based compensation of $7,230,055 for common stock awards to consultants and $21,000,588 for common stock awards to related parties during the nine months ended January 31, 2022. Compensation was recorded under professional fees in the statements of operations.

Our other expenses for the nine months ended January 31, 2023, were $226,237 compared to $251,594 for the nine months ended January 31, 2022. The decrease in other expense is attributed to a decrease in amortization of convertible note discount during the nine months ended January 31, 2023.

Liquidity and Financial Condition

Working Capital

	January 31,	April 30,
	2023	2022

Current Assets	$401,586	$449,614
Current Liabilities	$1,638,497	$1,146,362
Working Capital (Deficiency)	$(1,236,911)	$(696,748)

Our total current assets decreased from $449,614 as of April 30, 2022 to $401,586 as of January 31, 2023 due primarily to a decrease in prepaid expenses offset by increases in cash, inventory and accounts receivable.

Our total current liabilities increased from $1,146,362 as of April 30, 2022 to $1,638,497 as of January 31, 2023 due primarily to increases in promissory notes payable and accrued interest.

Our working capital deficit on January 31, 2023, was $1,236,911 as compared to working capital deficit of $696,748 as of April 30, 2022. The increase in working capital deficit was mainly attributed to increases in promissory notes and accrued interest, and a decrease in prepaid expenses.

Cash Flows

	Nine Months Ended
	January 31,
	2023	2022

Cash Flows used in Operating Activities	$(743,857)	$(351,773)
Cash Flows used in Investing Activities	(26,553)	(12,500)
Cash Flows provided by Financing Activities	991,757	412,438
Net increase in cash during period	$221,347	$48,165

Operating Activities

Net cash used in operating activities was $743,857 for the nine months ended January 31, 2023, compared with $351,773 net cash used in operating activities during the same period in 2022.

During the nine months ended January 31, 2023, net cash used in operating activities was attributed to net loss of $2,654,267, decreased by stock-based compensation of $1,603,287, lease expense settled by common stock of $25,840, depreciation of furniture and equipment of $858, amortization of intangible assets of $16,134, amortization of promissory note discount of $15,019, amortization of convertible note discount of $15,480 and a net change in operating assets and liabilities of $92,791.

During the nine months ended January 31, 2022, the net cash used in operating activities was attributed to net loss of $28,986,702 from operations, decreased by stock-based compensation of $21,894,138, lease expense settled by common stock of $2,500, depreciation of furniture and equipment of $858, amortization of convertible note discount of $229,792 and a net change in operating assets and liabilities of $6,507,641.

Investing Activities

During the nine months ended January 31, 2023 and 2022, we used $26,553 and $12,500 in investing activities, respectively. During the nine months ended January 31, 2023, the Company acquired intangible assets by cash of $26,553. During the nine months ended January 31, 2022, the Company advanced to a related party of $12,500.

Financing Activities

During the nine months ended January 31, 2023, net cash from financing activities was $991,757 compared to $412,438 during the same period in 2022. Proceeds from financing activities during the nine months ended January 31, 2023 were derived from proceeds from issuance of promissory notes totaling of $925,000, proceeds from stock subscription of $24,757 and proceeds from warrants exercised of $42,000. Proceeds from financing activities during the nine months ended January 31, 2022 were derived from issuance of convertible notes totaling  $397,000 proceeds from issuance of stock subscription of $15,420 and proceeds from issuance of preferred stock of $18.

Going Concern

As of January 31, 2023, we had cash on hand of $224,224. We generated revenues of $186,941 and gross profit of $64,468 during the nine months ended January 31, 2023, incurred net loss of $2,654,267 during the period and have accumulated a net loss of $33,120,867 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2023. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2023.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 14, 2020, the Company was included in what it believes to be a non-material litigation filed in the Circuit Court of the Fifth Judicial Circuit, Hernando County, Florida Case No. 20-CA-0652, MNP Industries, LLC (“Plaintiff”) vs Smeal et al. The complaint, which alleges the breach of certain non-compete agreements by multiple defendants, attempts to implicate the Company on the mistaken belief that the Company had acquired another defendant, Miracle Products, LLC. There is not, however, any common ownership or affiliate relationship among the Company and the co-defendants, and the Company is not party to any non-compete agreement with the Plaintiff. The Plaintiff amended its complaint to allege breach of NDA and Trade Secret violations which the Company believes to be groundless. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. On December 17, 2020, the court issued an order, denying the Plaintiff’s request, and so all of the defendants in the case are now free to work for a competitor of Plaintiff and can service current and former customers of Plaintiff, use the customer list, and can even solicit customers and or the customer list. This was a huge victory for GPOX. The Company has instructed counsel to file a motion to dismiss the complaint as it relates to the Company on the grounds that it fails to state a cause of action for which relief may be granted. The latest update on this litigation is the case was referred to non-binding arbitration, the Company’s legal counsel feels the outcome will be favorable for the Company and intends in the interim to file Motions for Summary Judgement and has advised the Company there is a reasonable likelihood the Company will prevail. Judgement was entered in favor of GPOX on all counts of MNP’s amended complaint against GPOX, but MNP filed a notice to appeal. This matter was settled on November 8, 2022, in which the parties have agreed to resolve their differences and terminate the litigation.

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

GPO PLUS, INC.
(Registrant)

Dated: March 8, 2023	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

