Form 10-K
period 2023-04-30
GPO Plus, Inc.
filed 2023-08-31
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2023
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of October 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $7,887,062 based on a $0.57 average bid and asked price on such date. Solely for the purpose of this disclosure, such shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of August 30, 2023, the Registrant had 44,223,860 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

General Overview

History

GPO Plus, Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016, under the name Koldeck, Inc. for the purpose of operating a publishing business providing services of professional ghost writers, content writers, editors and publishers. We have since changed our business model and now operating as a publicly traded global holding company of industry specific group purchasing organizations (GPOs), presently trading under the stock symbol GPOX.

Our business and corporate headquarters address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120 and our telephone number is 702-840-1020. Our corporate website is gpoplus.com and our section for shareholder is gpoplus.com/ir.

We do not have any subsidiaries as of the date of this Annual Report.

The Company

Our Current Business

GPOPlus+ (GPOX)

GPO Plus (GPOX) is a product development, manufacturing, and distribution company which offers a diverse portfolio of high-quality innovative products sold directly to consumers and retailers. Our business is organized around four key areas: products (developing and manufacturing), distribution (getting our products to customers), marketing (promoting our products), and sales (selling our products to consumers and retailers). Our goal is to expand our product line and distribution reach to meet market demand and the needs of our customers. Our business is organized around four key areas:

•	Products (developing and manufacturing unique products)

•	Distribution (getting our products to customers through Direct to store Delivery "DSD" and independent sales organizations "ISO's")

•	Branding (promoting our Products and our Company)

•	Sales (a technology and data-driven approach)

We recently successfully deployed our new “White Glove” Direct to Store (“DSD”) service. This new service includes new point of sale displays for our flagship brand “The Feel Good Shop+” and “Mr. Vapor”. To implement the new DSD service program GPOX created “Mini Hubs” supported by a Regional Distribution Hub in Lubbock, Texas.

Currently, GPOX services approximately 570 stores across 12 states centralized in the Southwest and Midwest regions of the United States. The Company has already identified 316 locations approved for the new program, with approximately 100 currently active. The next 116 stores in Dallas, TX, Austin, TX, and Albuquerque, NM, plan to be activated before the end of October 2023. The Company also has in its growth plans to activate an additional 103 stores in Wyoming, Kansas, and Missouri marketplaces by the end of October 2023.

Once the Company opens a Mini Hub, sales teams actively look to add additional specialty retailers (gas stations, smoke shops, vape shops, and liquor stores), with a goal of each Mini Hub servicing approximately 100 to 150 locations. This equates to an initial goal of 1,000 to 1,500 retail locations to be supported by the Regional Hub in Lubbock.

Our Divisions

DISTRO+

DISTRO+ is a Group Purchasing Organization (GPO) + distributor of premium products for the emerging specialty retailer sector and wholesalers. DISTRO+ proudly represents best-in-class brands focusing on nutraceuticals, hemp-derived Farm Bill Compliant products, and Kratom. DISTRO+ operates a Direct to Store Delivery “DSD” distribution model, which provides its customers with the highest level of service. It’s backed by a robust technology portal that gives our partners and customers the IT backbone to manage logistics, inventory, and payments while shopping from real time product catalogues and inventory. Through the power of Group Purchasing, DISTRO+ offers its network competitive pricing with low MOQs that realize similar discounts as major retailers with large buying power.

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

 Feel Good Shop+

The Feel-Good Shop+ is an innovative “store within a store” retail concept offering an extensive range of CBD and other hemp-derived cannabinoid products. The Feel-Good Shop+ offers consumers an extensive range of hemp-derived cannabinoid products, including Delta-8, HHC, and other leading products from trusted companies like Hempacco, Kill Cliff, Canopy Growth, and CaliGold’s Flavorz. Consumers will be able to find all their favorite products in one place.

GPOX Labs

GPOX Labs is the division of GPOPlus+ that powers its technology, product development, and digital marketing to drive growth by improving operational efficiencies, developing innovative consumer products, and exploring new ways to connect with customers.

Our Products

Our product portfolio comprises best-in-class, high-quality, innovative, and fully compliant products representing numerous brands spanning multiple categories. We offer GPOX Brands, Licensed Brands, and Partner Brands, each designed to deliver value and performance to our customers.

●

GPOX Brands - GPOX branded products have the highest margins for GPOX. The initial focus has been on CBD, recreational hemp, and nutraceutical products where the Company maintains a competitive advantage, creating long term value to the Company with proprietary house brands. We strategically evaluate additional house brands that align with current distribution channels to grow GPOX.

●

Licensed Brands - We collaborate with established brands to create and manufacture high quality products that consumers are familiar with. We enter Licensing Agreements and pay a royalty on products sold, normally with exclusivity. By way of example, we completed a licensing agreement to create Yuengling's Ice Cream flavored recreational hemp and CBD products, as many people are familiar with the brand that is currently sold at thousands of retail locations.

●	Partner Brands - We identify "category killer" established brands such as Mr. Vapor and FLAVYOR'S and enter into distribution agreements to help increase sales for our Partner brands.

Product Categories

●	Vitamins, Nutraceuticals + Nutritional Products.
●	Tobacco: Disposable Nicotine Vape Products+ Accessories.
●	General Merchandise for Specialty Retailers.
●	Recreational Hemp, Kratom + CBD Consumer Packaged Goods.

Branding + Marketing

Branding begins with creating meaningful connections between our brands and their audience. While point of sale placement at retailers provides immediate attention, we create additional touch points to create brand awareness, build loyalty and increase sales. This may sound like a basic concept, but many companies approach their products as commodities, and we strongly disagree with that strategy. We differentiate ourselves by using a variety of cutting-edge technologies, marketing platforms, and channels to engage with our existing customers creating multiple touch points to expand our reach to new audiences. We constantly test and iterate new marketing strategies and techniques to find the most effective ways to build brand awareness and increase revenue.

Sales

GPOX has multiple sales channels to sell our products both direct-to-consumer and to retailers. Our sales channels include online eCommerce, tele sales, and traditional retail channels.

The Company developed proprietary software, MSRP+ ("Multiple Site Replicating Platform"), which allows multiple fully Search Engine Optimized eCommerce websites to be supported from one centralized backend platform, creating efficiencies to test targeted digital campaigns, reduce costs, improve the shopping experience, analyze market opportunities, and enhance the Company's competitive edge.

As we continue to develop and optimize our sales channels, we explore new and innovative ways to meet the evolving needs of our customers and drive growth in our business. Our strategic approach to sales, coupled with our focus on innovation and customer satisfaction, underscores our commitment to delivering long-term value for our investors.

Suppliers

We source our products from various suppliers and serve as an important partner for our suppliers by providing them access to our growing customer base. Many of our suppliers provide products to each of our reportable divisions, while others sell to only one division. Our supplier base consists of large and small vendors selling national regional brands. We particularly maintain close relations with vendors specializing in our CBD products as these are products new to the US market. Many of our suppliers provide sales material and sales support for the products that we purchase.

Pricing

Our pricing for customers is either set by contract with the customer or is priced at the time of order. If the price is by contract, fixed markup per unit.

Trademarks and Trade Names

We have perpetual trademarks and trade names that are of significant importance, including HERBERALL® and Nutriumph®.

Human Capital Resources

One of our primary strategies is to attract, train, develop, and retain talented individuals who feel empowered to fully contribute their diverse backgrounds, experiences, and innovative ideas to the success of the Company. We also recognize the importance of keeping our associates safe and healthy, as well as giving them a voice and listening to their concerns and suggestions.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the “Investors” section at www.pfgc.com. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this Form 10-K.

Website and social media Disclosure

We use our website (www.gpoplus.com) and our corporate Facebook and Twitter accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about GPO when you enroll in your e-mail address by visiting the “Newsletter” section of our website at investors.gpoplus.com. The contents of our website and social media channels are not, however, a part of this Form 10-K.

Government Regulation

GPOX is regulated by various federal, state, and local governmental agencies, such as the U.S. Department of Agriculture ("USDA"), the U.S. Food and Drug Administration, the Occupational Safety and Health Administration, the Bureau of Alcohol Tobacco and Firearms, and the U.S. Department of Transportation. These regulatory bodies establish standards concerning product quality, sanitation, workplace safety, and distribution policies.

The Company operates in 12 states and is required to adhere to state regulations regarding the distribution and sale of nicotine, tobacco, and Farm Bill compliant hemp derived CBD products. These regulations usually involve licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the authority to levy excise taxes on cigarette and tobacco products. In recent times, several states have increased these excise taxes in response to budget shortfalls and to discourage tobacco product usage. We anticipate this trend to persist as legislators seek alternative revenue sources and ways to discourage nicotine, tobacco, and Farm Bill compliant hemp derived CBD consumption.

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

Employees and Consultants

We had 8 employees as of April 30, 2023, or as at the date of this Annual Report. As of the date of this Annual Report we are actively recruiting employees. We anticipate that we will require approximately 15 to 20 employees during fiscal 2024. We may also engage independent contractors as required to assist us in developing our business.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal business and corporate address are 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120. This office is currently leased for a term of 12 months at the cost of $5.000 per month, consisting of $2,500 payable in common shares of the Company (calculated based on a 10% discount to fair market value at the time of payment) and $2,500 payable in cash. We may extend our lease on a month-to-month basis following the expiration of the initial term.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending March 31, 2024, at a cost of $3,600 per month.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

As of the date of this Annual Report, we are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

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

Holders

As of August 29, 2023, we had 134 shareholders of record of our common stock with 44,223,860 shares of common stock outstanding.

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

Equity Compensation Plans

On March 27, 2023, the board of directors and majority shareholder of the Company approved the adoption of the GPO Plus, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). The purpose of the 2023 Equity Incentive Plan is to foster and promote the Company’s long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2023 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in the Company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of the Company’s business is largely dependent. A total of 2,200,000 shares of common stock are reserved and may be issued under the 2023 Equity Incentive Plan. The 2023 Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors, and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits.

The following table provides information regarding our equity compensation plans as of April 30, 2023:

Equity Compensation Plan Information
Number of
	securities to	Weighted-
	be issued	average	Number of securities
	upon exercise	exercise price	remaining available
	of outstanding	of outstanding	for future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation plans
Plan category	rights	rights	(1)
Equity compensation plans approved by security holders			1,867,122 common
	-	N/A	shares

(1)

On April 4, 2023, the Company issued 332,878 shares of immediately vested common stock to employees and consultants under the 2023 Equity Incentive Plan. The market value of the shares on the grant date was $0.162 per share, resulting in $53,893 expenses and 1,867,122 remaining shares issuable under the plan. No options or warrants were issued in connection with these common shares.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

During the year ended April 30, 2023, the Company issued 1,670,701 shares of common stock to consultants and employees at $630,734 for services.

During the year ended April 30, 2023, the Company issued 1,962,865 shares of common stock to executives at $816,263 for services.

During the year ended April 30, 2023, the Company issued 450,000 shares of common stock at $63,450 for term extension of promissory notes for three additional months.

During the year ended April 30, 2023, the Company issued 505,000 shares of common stock for prepaid expenses at $200,700 to consultants for services.

During the year ended April 30, 2023, the Company issued 81,975 shares of common stock to landlord at $32,591 for lease payment on office premise.

During the year ended April 30, 2023, the Company issued 16,500 shares of common stock for cash proceed of $24,757.

During the year ended April 30, 2023, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000 at $0.15 per share.

During the year ended April 30, 2023, the Company issued 400,000 shares of common stock for the acquisition of $76,000 in property and equipment from an unaffiliated firm at $0.19 per share.

During the year ended April 30, 2023, pursuant to an asset purchase agreement to acquire assets from Nutriumph, the Company made a $50,000 cash payment and issued 200,000 shares of common stock at $0.30 per share totaling $59,000.

During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share.

During the year ended April 30, 2023, the Company issued 2,975,000 shares at total value of $468,894 to noteholders as inducement for promissory notes.

During the year ended April 30, 2023, in pursuant of their resignation agreement, the COO and President of the Company returned 1,369,333 shares and 750,000 shares of common stock to the Company, respectively.  The returned shares were immediately cancelled.

From May 1, 2023 through August 29, 2023, the Company issued 613,437 shares of common stock for the conversion of note principal amount of $93,150.

Pursuant to the exchange agreement entered on May 18, 2023, the Company issued 400,000 shares of common stock for the conversion of 7,500 Founders Series A Non-Voting Redeemable Preferred Stock.

On August 15, 2023, the Company issued an aggregate of 400,000 shares of common stock for term extension of three promissory notes.

On August 15, 2023, the Company issued 675,377shares of common stock to consultants for services.

On August 15, 2023, the Company issued 786,000 shares of common stock as loan inducements for to promissory notes.

On Aug 15, 2023, the Company issued 1,629,746 shares of common stock to executives and employees.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended April 30, 2023, or subsequently through the date of this report.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended April 30, 2023 and 2022, which are included herein.

We had revenues of $653,516 for the year ended April 30, 2023, and $1,162,822 revenues from our operations during the year ended April 30, 2022.

Year Ended April 30, 2023 Compared to Year Ended April 30, 2022

	Year Ended
	April 30,
	2023	2022	Changes	%

Revenues	$653,516	$1,162,822	$(509,306)	(44%)
Cost of revenue	(467,504)	(1,143,947)	676,443	(59%)
Gross Profit	186,012	18,875	167,137	885%
Operating Expenses	(3,800,241)	(29,279,447)	25,479,206	(87%)
Loss from Operations	(3,614,229)	(29,260,572)	25,646,343	(88%)
Other Expenses	(421,284)	(329,884)	(91,400)	28%
Net Loss	$(4,035,513)	$(29,590,456)	$25,554,943	(86%)

Our audited financial statements report a net loss of $4,035,513 for the year ending April 30, 2023, compared to a net loss of $29,590,456 for the year ending April 30, 2022. The decrease in net loss during the year ended April 30, 2023 was due to a decrease in the operating expenses, which was primarily attributable to an approximately $26 million decrease in stock-based compensation during fiscal 2023 as compared to 2022.

During the years ended April 30, 2023 and 2022, the Company recognized revenue of $653,516 and $1,162,822 and incurred cost of revenue of $467,504 and $1,143,947, generating gross profit of $186,012 and $18,875, respectively.

Our operating expenses for the year ended April 30, 2023 were $3,800,241 compared to $29,279,447 for the year ended April 30, 2022. The operating expenses consist of general and administrative expenses of $590,088, professional fees of $1,784,260, professional fees – related parties of $843,226 and management fees and salaries – related parties of $582,667. The operating expenses for the year ended April 30, 2022 consisted of general and administrative expenses of $333,961, professional fees of $7,670,331, professional fees – related parties of $21,003.523 and management fees and salaries – related parties of $271,632. The decrease in operating expenses during the year ended April 30, 2023 was due to the decrease in stock based compensation incurred. During the year ended April 30, 2023, we incurred stock based compensation of $2,139,257 as compared to $27,848,384 during the year ended April 30, 2022.

Liquidity and Financial Condition
Working Capital

	April 30,	April 30,
	2023	2022

Current Assets	$325,458	$449,614
Current Liabilities	$2,389,691	$1,146,362
Working Capital (Deficiency)	$(2,064,233)	$(696,748)

Our total current assets as of April 30, 2023 were $325,458 as compared to total current assets of $449,614 as of April 30, 2022, due to a decrease in prepaid expense primarily offset with increases to accounts receivable and inventory.

Our total current liabilities as of April 30, 2023 were $2,389,691 as compared to total current liabilities of $1,146,362 as of April 30, 2022. The increase was primarily due to an increase in promissory notes, accrued interest and accounts payable.

Our working capital deficit on April 30, 2023 was $2,064,233 as compared to working capital deficit of $696,748 as of April 30, 2022. The increase in working capital deficiency was attributed to an increase in promissory notes, accrued interest and accounts payable and a decrease in prepaid expenses.

Cash Flows

	Year Ended
	April 30,
	2023	2022

Cash Flows used in Operating Activities	$(1,338,214)	$(414,623)
Cash Flows used in Investing Activities	(26,553)	(21,310)
Cash Flows provided by Financing Activities	1,417,386	426,403
Net increase (decrease) in cash during period	$52,619	$(9,530)

Operating Activities

Net cash used in operating activities was $1,338,214 for the year ended April 30, 2023, compared with net cash used in operating activities of $414,623 during the prior year.

During the year ended April 30, 2023, the net cash used in operating activities was attributed to net loss of $4,035,513, decreased by stock-based compensation of $2,139,257, stock issued for promissory note extension of $63,450, lease expense settled by common stock $32,591,  depreciation of furniture and equipment of $7,212, depreciation of right-of-use assets of $2,753, amortization of intangible assets of $23,263, amortization of promissory note discount of $311,441, amortization of convertible note discount of $15,480, interest expense on finance lease of $855, and net changes in operating assets and liabilities of $110,997.

During the year ended April 30, 2022, the net cash used in operating activities was attributed to net loss of $29,590,456, decreased by stock-based compensation of $27,848,384, lease expense settled by common stock of $52,900, depreciation of furniture and equipment of $1,143, amortization of convertible note discount of $298,580, bad debt expense of $84,442, and share issuance cost of $1,035, and net changes in operating assets and liabilities of $2,085.

.

Investing Activities

During the year ended April 30, 2023, we used $26,553 for purchase of intangible assets. During the year ended April 30, 2022, we used $21,310 for investing activities related to advances on loan receivable from a related party.

Financing Activities

During the year ended April 30, 2023, net cash from financing activities was $1,417,386 compared to $426,403 during the year ended April 30, 2022. During the year ended April 30, 2023, we made repayments for finance leases of $19,371 and promissory notes of $55,000, and, received proceeds from issuance of common stock of $24,757, exercise of warrants of $42,000, and issuance of promissory notes of $1,425,000. During the year ended April 30, 2022, the Company received proceeds from the issuance of preferred stock of $18, common stock of $29,385, and convertible notes of $397,000.

Cash Requirements

As of April 30, 2023, we had cash and cash equivalents of $55,496, accounts receivable of $43,614, prepaid expenses of $69,351 and inventory of $156,997. During the year ended April 30, 2023, we received proceeds from issuance of promissory notes of $1,425.000. During the year ended April 30, 2023, the Company recognized revenue of $653,516, incurred cost of revenue of $467,504 and generated gross profit of $186,012. During the year ended April 30, 2022, the Company recognized revenue of $1,162,822, incurred cost of revenue of $1,143,947 and generated gross profit of $18,875.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated
Description	Expenses ($)
Public Company + Professional Fees	$170,000
General & Administrative Expense	$800,000
Marketing Expenses	$540,000
Initial Personnel	$150,000
GPO Distro	$500,000
GPO Supplies - Inventory	$70,000
Unallocated Working Capital/Contingency	$100,000
Total Expenses	$2,330,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $2,330,000 over the next 12 months to pay for our planned expenses. In addition, our planned expenses, including legal, accounting and audit fees, and general and administrative expenses, may be higher in the event we enter into any significant transactions. These planned cash requirements are in excess of our current cash and working capital resources. Although our cash requirements may be offset in part by anticipated revenues, we will require additional financing in order to continue operations, execute our business plan, and repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities. We presently do not have any arrangements for additional financing for the expansion of our future operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations. If we are not successful in raising sufficient capital to execute our business plan, we will be required to scale down or delay our plan of operation to accommodate our available resources.

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

Revenue Recognition

During the year ended April 30, 2023, the Company generated its first revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

•	The invoice has been generated and provided to the customer.
•	The performance obligations for delivery of products are stated in the invoice.
•	The transaction price has been identified in the invoice.
•	The Company has allocated the transaction price to performance obligation in the invoice.
•	The Company has shipped out the product and, therefore, satisfied the performance obligation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GPO Plus, Inc.

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPO Plus, Inc. (the Company) as of April 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 30, 2023

(Pinnacle PCAOB ID: 6117)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GPO PLUS, INC.

AUDITED BALANCE SHEETS

	April 30,	April 30,
	2023	2022
ASSETS
Current Assets:
Cash	$55,496	$2,877
Accounts receivable	43,614	1,104
Prepaid expenses	69,351	445,633
Inventory	156,997	-
Total Current Assets	325,458	449,614

Finance lease right-of-use assets, net	129,367	-
Property and equipment, net	72,886	4,098
Intangible assets, net	62,290	-
TOTAL ASSETS	$590,001	$453,712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	517,037	519,606
Accrued interest	119,488	31,304
Accrued liabilities - related parties	253,235	177,932
Convertible note payable, net of debt discount of $0 and $15,480, respectively	263,000	417,520
Promissory note payable, net of debt discount of $293,952 and $0, respectively	1,211,548	-
Finance lease liabilities	25,383	-
Total Current Liabilities	2,389,691	1,146,362

Finance lease liabilities	88,221	-
Total Liabilities	2,477,912	1,146,362

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 shares issued and outstanding	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 39,454,300 and 31,361,572 shares issued and outstanding at April 30, 2023 and April 30, 2022, respectively	3,947	3,136
Additional paid in capital	30,635,238	27,795,797
Accumulated deficit	(34,502,113)	(30,466,600)
Total Stockholders' Deficit	(3,862,816)	(2,667,555)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$590,001	$453,712

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

AUDITED STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2023	2022

Revenues	$653,516	$1,162,822
Cost of revenue	467,504	1,143,947
Gross Profit	186,012	18,875

Operating Expenses
General and administrative	590,088	333,961
Professional fees	1,784,260	7,670,331
Professional fees - related parties	843,226	21,003,523
Management fees and salaries - related parties	582,667	271,632
Total Operating Expenses	3,800,241	29,279,447

Loss from operations	(3,614,229)	(29,260,572)

Other Expense
Interest expense	(421,284)	(329,884)
Total Other Expense	(421,284)	(329,884)

Net Loss	$(4,035,513)	$(29,590,456)

Net Loss Per Common Share: Basic and Diluted	$(0.12)	$(1.35)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	33,753,527	21,961,279

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

AUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2021	28,750	$224,905	-	$-	1,000,000	$100	115,000	$12	9,666,674	$967	$450,918	$(876,144)	$(424,147)
Issuance of preferred stock for cash	-	-	175,000	1,750,000	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	5,343,957	534	7,283,993	-	7,284,527
Stock based compensation - related party	-	-	-	-	-	-	-	-	15,104,336	1,510	19,252,451	-	19,253,961
Issuance of common stock for prepaid expense	-	-	-	-	-	-	-	-	1,160,938	116	447,484	-	447,600
Issuance of common stock for lease	-	-	-	-	-	-	-	-	50,667	5	52,895	-	52,900
Issuance of common stock for cash	-	-	-	-	-	-	-	-	20,000	2	29,998	-	30,000
Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	15,000	2	14,998	-	15,000
Warrants issued in conjunction with convertible note	-	-	-	-	-	-	-	-	-	-	263,060	-	263,060
Net loss	-	-	-	-	-	-	-	-	-	-	-	(29,590,456)	(29,590,456)
Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	31,361,572	$3,136	$27,795,797	$(30,466,600)	$(2,667,555)
Stock based compensation	-	-	-	-	-	-	-	-	1,937,140	194	678,503	-	678,697
Stock based compensation - related party	-	-	-	-	-	-	-	-	2,129,304	213	843,013	-	843,226
Issuance of common stock for promissory note extension	-	-	-	-	-	-	-	-	450,000	45	63,405	-	63,450
Issuance of common stock for prepaid expense	-	-	-	-	-	-	-	-	505,000	51	200,649	-	200,700
Issuance of common stock for lease	-	-	-	-	-	-	-	-	105,785	11	32,580	-	32,591
Issuance of common stock for cash	-	-	-	-	-	-	-	-	16,500	2	24,755	-	24,757
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	280,000	28	41,972	-	42,000
Issuance of common stock for furniture and equipment	-	-	-	-	-	-	-	-	400,000	40	75,960	-	76,000
Issuance of common stock for intangible assets	-	-	-	-	-	-	-	-	200,000	20	58,980	-	59,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	1,133,332	113	169,887	-	170,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	2,975,000	298	468,596	-	468,894
Issuance of common stock for salary payable - related party	-	-	-	-	-	-	-	-	80,000	8	35,192	-	35,200
Cancellation of common stock - related parties	-	-	-	-	-	-	-	-	(2,119,333)	(212)	212	-	-
Forgiveness of related party loan	-	-	-	-	-	-	-	-	-	-	145,737	-	145,737
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,035,513)	(4,035,513)
Balance, April 30, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	39,454,300	$3,947	$30,635,238	$(34,502,113)	$(3,862,816)

 The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

AUDITED STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,035,513)	$(29,590,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	1,296,031	6,844,861
Stock Issued for promissory note extension	63,450	-
Stock based compensation for services - related parties	843,226	21,003,523
Lease expense settled by common stock	32,591	52,900
Depreciation of furniture and equipment	7,212	1,143
Depreciation of right-of-use-assets	2,753	-
Amortization of intangible assets	23,263	-
Amortization of promissory note discount	311,441	-
Amortization of convertible note discount	15,480	298,580
Interest expense on finance lease	855	-
Bad debt expense	-	84,442
Share issuance cost	-	1,035
Changes in operating assets and liabilities:
Accounts receivable	(42,510)	(58,984)
Prepaid expenses	(40,352)	(443,632)
Inventory	(156,997)	-
Accounts payable and accrued liabilities	142,169	313,465
Accrued interest	88,184	31,304
Accrued liabilities - related parties	110,503	177,932
Stock payable for lease	-	(18,000)
Net cash used in Operating Activities	(1,338,214)	(414,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(26,553)	-
Advances on loan receivable - related party	-	(21,310)
Net cash used in Investing Activities	(26,553)	(21,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(19,371)	-
Proceeds from issuance of preferred stock for cash	-	18
Proceeds from issuance of common stock	24,757	29,385
Proceeds from exercise of warrants	42,000	-
Proceeds from issuance of promissory notes	1,425,000	-
Repayment of promissory note	(55,000)	-
Proceeds from issuance of convertible notes	-	397,000
Net cash provided by Financing Activities	1,417,386	426,403

Net change in cash for period	52,619	(9,530)
Cash at beginning of period	2,877	12,407
Cash at end of period	$55,496	$2,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$132,120	$-
Forgiveness of related party loan	$145,737	$-
Warrants issued in conjunction with the issuance of convertible note	$-	$263,060
Issuance of common stock for intangible assets	$59,000	$-
Issuance of common stock for note inducement	$468,894	$-
Issuance of common stock for salary payable - related party	$35,200	$-
Issuance of common stock for note conversion	$170,000	$15,000
Issuance of common stock for furniture and equipment	$76,000	$-
Issuance of common stock for prepaid expense	$200,700	$447,600
Cancellation of common stock by related parties	$212	$-

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 20%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of April 30, 2023, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $34,502,113. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification had no impact on net loss and financial position. For the year ended April 30, 2022, common stock issued for prepaid expense has been reclass from adjustments to reconcile net loss to net cash used in operating activities to non-cash items in the Statement of Cash Flow. For the year ended April 30, 2022, common stock issued for prepaid expense, which was reported under stock based compensation in the year ended April 30, 2022 Form 10-K, was separately reported in an individual line item in the statement of stockholders’ deficit.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

As of April 30, 2023 and 2022, the Company had cash of $55,496 and $2,877, respectively.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables,” at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of April 30, 2023 and 2022, the Company had accounts receivable of $43,614 and $1,104, respectively.

As of April 30, 2023, the Company has two customers concentrated over 10% of the accounts receivable at 67% and 27%, respectively.

As of April 30, 2022, the Company has three customers concentrated over 10% of the accounts receivable at 46%, 30% and 21%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of April 30, 2023 and 2022, prepaid expense was $69,351and $445,633, respectively. As of April 30, 2023 and 2022, $67,351 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise. As of April 30, 2022, $443,633 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for office premise.

	April 30,	April 30,
	2023	2022
Security Deposit	$2,000	$2,000
Prepayment for shares issued to consultants	67,351	443,633
Total	$69,351	$445,633

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at year-end was purchased near the end of the year. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

As of April 30, 2023 and 2022, the Company had finished goods inventory of $156,997 and $0, respectively. As of April 30, 2023, the company had $124,437 of Mr. Vapor inventory ad $32,560 of Nutriumph inventory (Note 4)

Intangible Assets

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended April 30, 2023, and 2022, no impairment losses have been identified.

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

During the years ended April 30, 2023 and 2022, the Company recognized $653,000 and $1,157,119 of revenues related to merchandise and product sales, and $516 and $5,703 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $653,516 and $1,162,822, respectively. The Company incurred cost of revenue of $467,504 and $1,143,947 and generated gross profit of $186,012 and $18,875 during the years ended April 30, 2023 and 2022, respectively. In regard to the sales that occurred during the years ended April 30, 2023 and 2022, there are no unfulfilled obligations related to the merchandise and product sales.

During the year ended April 30, 2023, the Company has three customers contributed over 10% of total sales at 54%, 31% and 10%, respectively.

During the year ended April 30, 2022, the Company has three customers contributed over 10% of total sales at 21%, 13% and 12%, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities refers to trade payable to non-affiliate vendors. As of April 30, 2023 and 2022, accounts payable and accrued liabilities was $517,037 and $519,606, respectively.

Leases

We determine if an arrangement is a lease at inception and whether the lease obligation is an operating lease or finance lease in accordance with ASC 842, “Leases.” A lease obligation is classified as a finance lease, if at least one of the following criteria is met:

•	A transferal of ownership of an asset to the lessee at the end of the term of the initial lease
•	The lessee is reasonably certain that they will exercise a purchase option at the end of the term of the lease
•	The leased asset has no alternative use to the lessor at the end of the lease
•	The lease term is a major part of the economic life (75%) of the underlying asset
•	The present value of lease payments is substantially all of the fair value of the leased asset (90%)

Operating leases

Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term by adding interest expense determined using the effective interest method to the amortization of right-of-use asset. Amortization of the right-of-use asset is calculated as the difference between the straight-line expense and the interest expense on the lease liability over the lease term. Lease expense is presented at a single line item in the operating expense in the statement of operations. The right-of-use assets is tested for impairment in accordance with ASC 360.

Finance lease

Finance leases are included in finance lease right-of-use (“ROU”) assets, finance lease liabilities - current, and finance lease liabilities - noncurrent on the balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The finance lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Interest expense is determined using the effective interest method. Amortization is recorded on the right-of-use asset on a straight-line basis. Interest and amortization expense are generally presented separately in the statement of operations. The right-of-use asset is tested for impairment in accordance with ASC 360.

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

During the years ended April 30, 2023 and 2022, the Company recorded $2,202,707 stock-based compensation expense and $27,848,384 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $617,327 and $3,968 respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Year Ended
	April 30,
	2023	2022
Common stock award to consultants	$1,359,481	$6,844,861
Common stock award to management and executives - related parties	843,226	21,003,523
	$2,202,707	$27,848,384

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the year ended April 30, 2023 and 2022, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	April 30,	April 30,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	263,000	433,000
Warrants	168,000	448,000
	1,431,000	1,881,000

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at April 30, 2023 and 2022, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of April 30, 2023 and 2022, convertible shares from the Company’s non-affiliate convertible notes were 263,000 shares and 433,000 shares, respectively. (Note 8)

As of April 30, 2023 and 2022, the outstanding warrants issued in connection with these convertible notes were 168,000 and 448,000, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Year Ended
	April 30,
	2023	2022
Net loss per share, basic diluted	$(0.12)	$(1.35)
Net loss per common shares outstanding:
Founders Class A Common stock	$(35.09)	$(257.31)
Ordinary Common stock	$(0.12)	$(1.35)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	33,638,527	21,846,279
Total weighted average shares outstanding	33,753,527	21,961,279

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

Pursuant to the provisions of ASC 740, “Income Taxes,” the Company provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical taxable income generation, projected future taxable income, the reversal of existing deferred tax liabilities and tax planning strategies in making this assessment (Note 12).

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company chose to early adopt this standard on May 1, 2021, financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

The inventory acquired are Nutriumph Products for resale purpose. As of April 30, 2023, these inventory items have been sold.

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company recognized amortization expense of $23,263 for the nine months ended April 30, 2023, recorded as general and administrative expense. As of April 30, 2023, the intangible asset was $62,290, net of accumulated amortization of $23,263. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2024	$28,518
2025	28,518
Thereafter	5,254
$62,290

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2023 and 2022 are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Total
April 30, 2022	$5,719	$-	$5,719
Additions	66,785	9,215	76,000
April 30, 2023	$72,504	$9,215	$81,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Total
April 30, 2022	$1,621	$-	$1,621
Additions	6,060	1,152	7,212
April 30, 2023	$7,681	$1,152	$8,833

Net book value	Furniture and Equipment	Computer Equipment	Total
April 30, 2022	$4,098	$-	$4,098
April 30, 2023	$64,823	$8,063	$72,886

On April 30, 2023, the Company issued 400,000 shares of common stock at $0.19 per share for total consideration of $76,000 to acquire furniture and warehouse equipment of $66,785 and computer equipment of $9,215.

As of April 30, 2023 and 2022, Property and Equipment was $72,886 and $4,098, respectively. Depreciation expense of $7,212 and $1,143 was incurred during the years ended April 30, 2023 and 2022, respectively.

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

Equity Compensation Plans

On March 27, 2023, the board of directors and majority shareholder of the Company approved the adoption of the GPO Plus, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). The purpose of the 2023 Equity Incentive Plan is to foster and promote the Company’s long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2023 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in the Company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of the Company’s business is largely dependent. A total of 2,200,000 shares of common stock are reserved and may be issued under the 202 Equity Incentive Plan. The 2023 Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors, and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits.

Equity Compensation Plan Information
Number of securities to
	be issued	Weighted-average	Number of securities
	upon exercise	exercise price	remaining available
	of outstanding	of outstanding	for future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation plans
Plan category	rights	rights	(1)
Equity compensation plans approved by security holders			1,867,122 common
	-	N/A	shares

(1)

On April 4, 2023, the Company issued 332,878 shares of immediately vested common stock to employees and consultants under the 2023 Equity Incentive Plan. The market value of the shares on the grant date was $0.162 per share, resulting in a $53,892.96 expense and 1,867,122 remaining shares issuable under the plan. No options or warrants were issued in connection with these common shares.

Ordinary Common Stock

Year ended April 30, 2023

During the year ended April 30, 2023, the Company issued 1,937,140 shares of common stock to consultants and employees at $678,697 for services.

During the year ended April 30, 2023, the Company issued 2,129,304 shares of common stock to executives at $843,226 for services. (Note 7)

During the year ended April 30, 2023, the Company issued 450,000 shares of common stock at $63,450 for term extension of promissory notes for three additional months.

During the year ended April 30, 2023, the Company issued 505,000 shares of common stock for prepaid expenses at $200,700 to consultants for services.

During the year ended April 30, 2023, the Company issued 105,785 shares of common stock to landlord at $32,591 for lease payment on office premise.

During the year ended April 30, 2023, the Company issued 16,500 shares of common stock for cash proceed of $24,757.

During the year ended April 30, 2023, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000 at $0.15 per share.

During the year ended April 30, 2023, the Company issued 400,000 shares of common stock for the acquisition of $76,000 in property and equipment from an unaffiliated firm at $0.19 per share. (Note 5)

During the year ended April 30, 2023, pursuant to an asset purchase agreement to acquire assets from Nutriumph, the Company made a $50,000 cash payment and issued 200,000 shares of common stock at $0.30 per share totaling $59,000. (Note 4)

During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. (Note 8)

During the year ended April 30, 2023, the Company issued 2,975,000 shares at total value of $468,894 to noteholders as inducement for promissory notes.

During the year ended April 30, 2023, the Company issued 80,000 shares of common stock at $35,200 to the VP Sales and Marketing of the Company in payment of accrued salary.

During the year ended April 30, 2023, in pursuant of their resignation agreement, the COO and President of the Company returned 1,369,333 shares and 750,000 shares of common stock to the Company, respectively.  The returned shares were immediately cancelled.

Year ended April 30, 2022

During the year ended April 30, 2022, the Company issued 6,504,895 shares of common stock to consultants and employees at $7,732,127 for services, of which 1,160,938 shares were issued for prepaid expenses to consultants at $447,600. As of April 30, 2022, $443,633 remained in the prepaid expense.

During the year ended April 30, 2022, the Company issued 15,104,336 shares of common stock to executives at $19,253,961 for services. (Note 7)

During the year ended April 30, 2022, the Company issued 50,667 shares of common stock to landlord at $52,900 for lease payment on office premise.

During the year ended April 30, 2022, the Company issued 20,000 shares of common stock for cash proceed of $28,965, incurring shares issuance cost of $1,035.

On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. (Note 8)

As of April 30, 2023 and 2022, the issued and outstanding ordinary common stock was 39,454,300 and 31,361,572 shares, respectively.

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

As of April 30, 2023 and 2022, the Company had 115,000 shares of founders’ class A common stock and 28,750 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of April 30, 2023 and 2022, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of April 30, 2023 and 2022, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended April 30, 2023 and year ended April 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2021	-	$-
Granted	448,000	1.25
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2022	448,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	(280,000)	0.15
Forfeited	-	-
Balances as of April 30, 2023	168,000	$1.25

The fair value of the warrants on the date of grant was estimated at $263,060 using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555%-591%
Expected dividend yield	-
Risk-free interest rate	0.41%-0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of April 30, 2023:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	1.36	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at April 30, 2023, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of April 30, 2023, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.16 on April 30, 2023.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the year ended April 30, 2023 and 2022, and shareholding and salary payable as of April 30, 2023 and 2022, are summarized as below:

	Year ended April 30, 2023
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO	$67,670	$-	$152,625
Advisor - Affiliate	-	60,000	-
President	15,000	-	13,125
COO	15,000	-	13,125
Interim CFO/Consultant	23,762	193,188	545,269
VP Sales and Marketing	81,335	-	47,125
President - Distro Plus	88,716	10,000	48,567
Operational Manager	15,947	-	4,760
VP - Distro Plus	12,050	-	18,630
	$319,480	$263,188	$843,226
		Year ended April 30, 2022
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO	$15,000	$43,370	$2,121,563
Advisor - Affiliate	-	90,000	11,429,273
President	20,000	-	2,405,937
COO	27,000	-	3,386,040
Interim CFO/Consultant	18,462	-	129,375
VP Sales and Marketing	57,800	-	1,531,336
	$138,262	$133,370	$21,003,524

	As of April 30, 2023
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred
Title	(Shares)	(Shares)	(Shares)	Salary/Consulting Fees Payable
CEO and CFO	7,412,500	500,000	-	$3,462
Advisor - Affiliate	6,453,000	500,000	175,000	150,000
President	1,824,167	-	-	-
COO	1,056,000	-	-	-
Interim/Consultant	1,455,959	-	-	87,500
VP Sales and Marketing	1,318,002	-	-	5,538
President - Distro Plus	299,799	-	-	4,038
Operational Manager	115,000	-	-	903
VP - Distro Plus	29,380	-	-	1,794
	19,963,807	1,000,000	175,000	$253,235

	As of April 30, 2022
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred
Title	(Shares)	(Shares)	(Shares)	Salary/Consulting Fees Payable
CEO and CFO	7,162,500	500,000	-	$8,077
Advisor - Affiliate	6,453,000	500,000	175,000	90,000
President	2,511,667	-	-	20,000
COO	2,363,333	-	-	11,076
Interim CFO/Consultant	375,000	-	-	8,077
VP Sales and Marketing	1,368,836	-	-	40,702
	20,234,336	1,000,000	175,000	$177,932

CEO and CFO

During the year ended April 30, 2022, the Company issued 2,100,000 shares of common stock to the CEO and CFO valued at $2,100,000.

During the year ended April 30, 2022, the Company issued 2,162,500 shares of restricted common stock to the CEO and CFO valued at $2,121,563.

During the year ended April 30, 2023, the Company issued 250,000 shares of common stock to the CEO and CFO valued at $152,625.

During the years ended April 30, 2023 and 2022, the Company incurred management fees of $0 and $43,370 with the CEO and CFO, respectively.

During the year ended April 30, 2023 and 2022, the Company incurred management salary expense of $67,670 and $15,000 to the CEO and CFO, respectively. As of April 30, 2023 and 2022, salary payable was $3,462 and $8,077, respectively.

Advisor - Affiliate

During the year ended April 30, 2022, the Company issued 175,000 series A non-voting redeemable preferred shares to the affiliated advisor of the Company at $10 stated value per share valued at $1,750,000 and for cash consideration of $18. The remaining portion of $1,749,982 was recorded as stock-based compensation expense in professional fees - related party.

During the year ended April 30, 2022, the Company issued 4,818,000 shares of common stock to the affiliated advisor valued at $7,227,000 for services rendered.

During the year ended April 30, 2022, the Company received $210 cash consideration for the issuance of 1,635,000 shares of ordinary common stock to the executive in pursuant to an agreement signed on August 27, 2021. The Company recorded stock payable for services valued at $2,452,500, with $2,452,290 recorded as stock-based compensation expense in Professional fees – related party.

During the years ended April 30, 2023 and 2022, the Company incurred consulting fees of $60,000 and $90,000 which includes a sign on bonus of $50,000 to the affiliated advisor, respectively. As of April 30, 2023 and  2022, the total amount due to the affiliated advisor was $150,000 and $90,000, respectively.

President

On October 18, 2022, the Company accepted the voluntary resignation of the President of the Company who will remain an independent member of the Board. On October 21, 2022, the Company entered into a share recapture agreement for the future recapture of 750,000 shares of common stock out of 2,574,167 common shares that he held. During the year ended April 30, 2023, the Company recorded forgiveness of debt from Pure Nutrition, which is owned by the President at $84,660, to additional paid in capital.

During the year ended April 30, 2022, the Company issued 2,384,167 shares of common stock to the President valued at $2,405,938.

During the year ended April 30, 2023, the Company issued 62,500 shares of common stock to the President valued at $13,125 for services rendered.

On April 30, 2023, pursuant to an agreement entered with the President of the Company for his resignation, the President returned 750,000 shares of common stock to the Company.  The returned shares were immediately cancelled.

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $15,000 and $20,000 to the President, respectively. During the year ended April 30, 2023, the President forgave management salary payable of $35,000 and the Company recorded it to additional paid in capital. As of April 30, 2023 and 2022, salary payable was $0 and $20,000, respectively.

COO

During the year ended April 30, 2022, the Company issued 55,000 shares of common stock to the COO valued at $82,500.

During the year ended April 30, 2022, the Company awarded 2,100,000 shares of common stock to the COO value at $3,149,790, net of cash proceeds of $210.

During the year ended April 30, 2022, the Company issued 208,333 shares of restricted common stock to the COO at $153,750.

During the year ended April 30, 2023, the Company issued 62,500 shares of common stock to the COO valued at $13,125 for services rendered.

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

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $15,000 and $27,000 to the COO, respectively. During the year ended April 30, 2023, the COO forgave management salary payable of $26,077 and the Company recorded it to additional paid in capital.  As of April 30, 2023 and April 30, 2022, salary payable was $0 and $11,076, respectively.

Interim CFO/Consultant

On August 22, 2022, the Company’s CFO resigned and entered into month-to-month Independent Contractor Agreement as Interim CFO.

During the year ended April 30, 2022, the Company issued 375,000 shares of common stock to the CFO valued at $129,375.

During the year ended April 30, 2023, the Company issued 1,080,959 shares of common stock to the CFO valued at $545,269.

During the year ended April 30, 2023 and 2022, the Company incurred management salary of $23,762 and $18,462 and incurred consulting fees of $193,188 and $0 to the CFO, respectively. As of April 30, 2023 and 2022, consulting and salary payable was $87,500 and $8,077, respectively.

VP Sales and Marketing

During the year ended April 30, 2022, the Company issued 1,366,336 shares of common stock to the VP Sales and Marketing valued at $1,531,336.

During the year ended April 30, 2023, the Company issued 229,166 shares of common stock to the VP Sales and Marketing valued at $47,125.

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $81,335 and $57,800 to the VP Sales and Marketing, respectively. As of April 30, 2023 and 2022, salary payable was $5,538 and $40,702, respectively.

The VP Sales and Marketing resigned on March 27, 2023 and rejoined the Company as Lead Technologist of the Company on April 10, 2023.

President – Distro Plus

During the year ended April 30, 2023, the Company issued 299,799 shares of common stock to the President of Distro Plus Division valued at $48,567.

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $88,716 and $0 to the President, respectively. As of April 30, 2023 and 2022, salary payable was $4,038 and $0, respectively.

During the years ended April 30, 2023 and 2022, the Company incurred consulting fees of $10,000 and $0 to the President, respectively.

Operational Manager

During the year ended April 30, 2023, the Company issued 115,000 shares of common stock to the Operational Manager valued at $18,630.

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $15,947 and $0 to the Operational Manager, respectively. As of April 30, 2023 and 2022, salary payable was $903 and $0, respectively.

VP – Distro Plus

During the year ended April 30, 2023, the Company issued 29,380 shares of common stock to the Vice President of Distro Plus Division valued at $4,760.

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $12,050 and $0 to the Vice President, respectively. As of April 30, 2023 and 2022, salary payable was $1,794 and $0, respectively.

As of April 30, 2023 and 2022, the amount due to the related parties was $253,235 and $177,932, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable at April 30, 2023 and 2022 consists of the following:

	April 30, 2023	April 30, 2022
Dated June 16, 2021	$95,000	$265,000
Dated September 8, 2021	168,000	168,000
Total convertible notes payable, gross	263,000	433,000
Less: Unamortized debt discount	-	(15,480)
Total convertible notes	$263,000	$417,520

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note has a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. As of April 30, 2023, the debt discount was fully amortized.  As of April 30, 2023 and 2022, the convertible note principal balance was $95,000 and $265,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note has a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022 and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023 and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. As of April 30, 2023, the debt discount was fully amortized. As of April 30, 2023 and 2022, the convertible note was $168,000 and $152,519, net of note discount of $0 and $15,480 respectively.

During the years ended April 30 2023 and 2022, the Company recorded interest expense of $32,540 and $31,304, respectively. As of April 30, 2023 and 2022, the accrued interest payable was $63,844 and 31,304, respectively.

As of April 30, 2023 and 2022, the convertible note payable was $263,000 and $417,520, net of debt discount of $0 and $15,480, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable at April 30, 2023 and 2022, consists of the following:

	April 30, 2023	April 30, 2022
June 2022	$20,000	$-
August 2022	137,500	-
September 2022	110,000	-
October 2022	302,500	-
November 2022	60,500	-
January 2023	330,000	-
February 2023	220,000	-
March 2023	105,000	-
April 2023	220,000	-
Total promissory notes payable, gross	1,505,500	-
Less: Unamortized debt discount	(293,952)	-
Total promissory notes	$1,211,548	$-

On June 7, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $75,000 Promissory Note for a purchase price of $74,000, convertible at 75% of the average closing price thirty (30) trading days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of the note in the event of default. The Company received $75,000 proceed with $1,000 overpayment which was returned to the noteholder. The Company has also issued 75,000 Restricted Common Shares valued at $15,750 to the investor as an inducement. The note matures 10 months from the issuance date and accrues interest at 10%. On June 7, 2022, the Company recorded total debt discount of $16,750 comprising original issue discount of $1,000 and discount from note inducement of $15,750. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $16,750 reporting under interest expense in the statements of operations. On February 2, 2023, the Company agreed that in exchange for the noteholder agreeing to forbear and extend the maturity date until May 7, 2023, the Company agreed to pay a 3% fee on the outstanding balance. On May 7, 2023, the Company reached an agreement with the noteholder to extend the expiry date until August 7, 2023. During the year ended April 30, 2023, the Company made partial principal repayment of $55,000 and partial interest repayment of $5,250. As of April 30, 2023, the promissory note was $20,000. On June 22, 2023, the promissory note was full repaid.

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $29,055 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $9,534. On April 25, 2023, the Company agreed that in exchange for the noteholder agreeing to forbear and extend the maturity date until October 17, 2023, the Company issued 100,000 shares of common stock to the noteholder valued at $14,100 on April 27, 2023. of April 30, 2023, the promissory note was $45,466.

On August 17, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued an $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 17, 2023 and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $43,583 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $14,301. On April 25, 2023, the Company agreed that in exchange for the noteholder agreeing to forbear and extend the maturity date until October 17, 2023, the Company issued 150,000 shares of common stock to the noteholder valued at $21,150 on April 27, 2023. As of April 30, 2023, the promissory note was $68,199.

On September 9, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 09, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $26,920 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $11,669. On April 25, 2023, the Company agreed that in exchange for the noteholder agreeing to forbear and extend the maturity date until November 9, 2023, the Company issued 100,000 shares of common stock to the noteholder valued at $14,100 on April 27, 2023. As of April 30, 2023, the promissory note was $43,331.

On September 27, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on August 27, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $38,589 comprising original issue discount of $5,000 and discount from note inducement of $33,589. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $24,840 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $13,749. On April 25, 2023, the Company agreed that in exchange for the noteholder agreeing to forbear and extend the maturity date until November 27, 2023, the Company issued 100,000 shares of common stock to the noteholder valued at $14,100 on April 27, 2023.  As of April 30, 2023, the promissory note was $41,251.

On October 10, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 10, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $34,212 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $23,672. As of April 30, 2023, the promissory note was $58,828.

On October 14, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 14, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $57,884 comprising original issue discount of $7,500 and discount from note inducement of $50,384. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $15,226 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $11,067. As of April 30, 2023, the promissory note was $43,933.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $26,293 comprising original issue discount of $5,000 and discount from note inducement of $21,293. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $22,840 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $16,600. As of April 30, 2023, the promissory note was $65,900.

On October 18, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $82,500 Promissory Note for a purchase price of $75,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on September 18, 2023, and accrues interest at 10%. The Company has also issued 150,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $39,440 comprising original issue discount of $7,500 and discount from note inducement of $31,940. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $34,971 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $22,912. As of April 30, 2023, the promissory note was $59,588.

On November 3, 2022, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $60,500 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on October 3, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $12,883 comprising original issue discount of $10,500 and discount from note inducement of $2,383. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $6,300 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $6,583. As of April 30, 2023, the promissory note was $53,917.

On January 11, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 11, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $13,816 comprising original issue discount of $5,000 and discount from note inducement of $8,816. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $4,509 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $9,307. As of April 30, 2023, the promissory note was $45,693.

On January 12, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 12, 2023, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $13,816 comprising original issue discount of $5,000 and discount from note inducement of $8,816. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $4,454 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $9,362. As of April 30, 2023, the promissory note was $45,638.

On January 27, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $220,000 Promissory Note for a purchase price of $, 200,000 at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 27, 2023, and accrues interest at 10%. The Company has also issued 400,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $55,263 comprising original issue discount of $20,000 and discount from note inducement of $35,263. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $15,388 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $39,876. As of April 30, 2023, the promissory note was $180,124.

On February 22, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on October 30, 2023, and accrues interest at 10%. The Company has also issued 300,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $26,395 comprising original issue discount of $5,000 and discount from note inducement of $21,395. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $7,151 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $19,244. As of April 30, 2023, the promissory note was $35,756.

On February 22, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $165,000 Promissory Note for a purchase price of $150,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on January 22, 2024 and accrues interest at 10%. The Company has also issued 300,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $40,728 comprising original issue discount of $15,000 and discount from note inducement of $25,728. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $8,267 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $32,461. As of April 30, 2023, the promissory note was $132,539.

On March 20, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on February 20, 2024, and accrues interest at 10%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $12,329 comprising original issue discount of $5,000 and discount from note inducement of $7,329. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $1,787 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $10,541. As of April 30, 2023, the promissory note was $44,459.

On March 30, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $50,000 Promissory Note for a purchase price of $50,000. The note matures on May 1, 2023 and accrues interest at 1%. The Company has also issued 100,000 Restricted Common Shares to the investor as an inducement. In the event that payment is not made within 15 days of the due date, then the loan will be in default and Mr. Vapor inventory will be forfeit immediately and shipped to the lender at the Company’s expense.  The Company recorded debt discount of $13,235 from discount from note inducement of $7,329. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $12,834 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $401. As of April 30, 2023, the promissory note was $49,599.

On April 13, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $110,000 Promissory Note for a purchase price of $100,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on March 13, 2024 and accrues interest at 10%. The Company has also issued 200,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $23,184 comprising original issue discount of $10,000 and discount from note inducement of $13,184. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $1,242 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $21,942. As of April 30, 2023, the promissory note was $88,058.

On April 14, 2023, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $110,000 Promissory Note for a purchase price of $100,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on March 14, 2024 and accrues interest at 10%. The Company has also issued 200,000 Restricted Common Shares to the investor as an inducement. The Company recorded total debt discount of $21,842 comprising original issue discount of $10,000 and discount from note inducement of $11,842. During the year ended April 30, 2023, the Company recorded amortization of debt discount of $1,112 reporting under interest expense in the statements of operations. As of April 30, 2023, the debt discount was $20,730. As of April 30, 2023, the promissory note was $89,270.

During the year ended April 30, 2023 and 2022, the Company recorded interest expense of $60,893 and $0, respectively. As of April 30, 2023 and April 30, 2022, the accrued interest payable was $55,643 and 0, respectively.

 As of April 30, 2023 and April 30, 2022, the promissory note payable was $1,211,549 and $0, net of debt discount of $293,952 and $0, respectively.

NOTE 10 – LEASES

In March 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are four years with APR ranged from 10.96% to 18%. The Company made downpayment of $5,000 on two vehicles and $6,500 on vehicle. As of April 30, 2023, the finance lease obligations included in current liabilities was $25,383 and finance lease obligations included in non-current liabilities was $88,221. During the year ended April 30, 2023, interest expense was $855 and depreciation on the right-of-used assets was $2,753.

As of April 30, 2023, the Company had the following lease obligations:

	Discount		April 30,
	Rate	Maturity	2023
Current	6.13% - 10.51%	March 20, 2027	$25,383
Non-current	6.13% - 10.51%	March 20, 2027	88,221
			$113,604

Balance - April 30, 2022	$-
Lease liability additions	115,620
Repayment of Lease liability	(2,871)
Imputed interest	855
Balance - April 30, 2023	$113,604

The following table summarizes the maturity of our lease liabilities as of April 30, 2023:

Year Ended April 30,
2024	$34,457
2025	34,457
2026	34,457
2027	31,586
Total lease payments	134,957
Less: imputed interest	(21,353)
Lease liabilities	$113,604

As of April 30, 2023, the Company has right-of-use assets as follows:

Balance - April 30, 2022	$-
Additions	132,120
Depreciation	(2,753)
Balance - April 30, 2023	$129,367

NOTE 11 - COMMITTMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash. As of April 30, 2023, the lease is currently on month-to-month basis.

The leases are exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

NOTE 12 - INCOME TAX

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

The reconciliation of the net operating loss for year ended April 30, 2023 and 2022 is shown as follows:

	Year Ended
	April 30,	April 30,
	2023	2022
Net loss	$(4,035,513)	$(29,590,456)
Add: Stock based compensation	2,202,707	28,292,017
Net operating loss	$(1,832,806)	$(1,298,439)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2023 and 2022 are as follows:

	April 30,	April 30,
	2023	2022
Net operating loss carryforward	$(3,747,889)	$(1,915,083)
Effective tax rate	21%	21%
Deferred tax asset	(787,057)	(402,167)
Less: Valuation allowance	787,057	402,167
Net deferred asset	$-	$-

The valuation allowance increased by $384,890 and $272,672 during the years ended April 30, 2023 and 2022, respectively. As of April 30, 2023, the Company had approximately $3.7 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018 can be carried forward for twenty years, whereas NOLs generated after April 30, 2018 can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2023 are subject to review by the tax authorities.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended April 30, 2023 or 2022. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2023 or 2022. Tax returns for the years ended 2016 through 2023 are subject to review by the tax authorities.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to April 30, 2023, and through the date that these financials were issued, the Company had the following subsequent events:

From May 1, 2023 through August 29, 2023, the Company issued 613,437 shares of common stock for the conversion of note principal amount of $93,150.

Pursuant to the exchange agreement entered on May 18, 2023, the Company issued 400,000 shares of common stock for the conversion of 7,500 Founders Series A Non-Voting Redeemable Preferred Stock.

On August 15, 2023, the Company issued an aggregate of 400,000 shares of common stock for term extension of three promissory notes.

On August 15, 2023, the Company issued 675,377 shares of common stock to consultants for services.

On August 29, 2023, the Company issued 150,000 S-8 shares to a consultant for services.

On August 15, 2023, the Company issued 786,000 shares of common stock as loan inducements for to promissory notes.

On Aug 15, 2023, the Company issued 1,629,746 shares of common stock to executives and employees.

From May 1, 2023 through August 29, 2023, the Company issued promissory notes for aggregate principal amount of $597,300 for proceed of $543,000. These notes are convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.  These notes all have expiry term for one year and annual interest rate of 10%.

During May 1, 2023 through August 29, 2023, the Company made repayment of $103,000 on promissory notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position held with the Company	Age	Date First Elected or Appointed
Brett H. Pojunis	Chairman, Chief Executive Officer, Chief Financial Officer and Director	43	May 5, 2020
Ronald McCormick	Director	55	December 03, 2021
Christopher Harter	Director	40	October 24, 2022
Joseph Jaconi	Chief Revenue Officer	53	August 29, 2022

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

Brett H. Pojunis, President, Chairman, Chief Executive Officer, and Director

Mr. Pojunis has served as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director since May 5, 2020. Since 2014, Mr. Pojunis has served on the Board of Directors of a publicly traded agriculture company whose holdings include Green Leaf Farms, a Las Vegas based Nevada licensed Cultivation and Production facility, and Green Leaf Farms International, a 33,600-acre cultivation farm in Jujuy, Argentina.

Prior to founding GPO Plus, Mr. Pojunis was one of the leaders of the Libertarian Party serving two-terms on the Libertarian National Committee (LNC), two terms as the Chairman of the Libertarian Party of Nevada, and was part of the senior staff for the 2016 Johnson/Weld Presidential campaign. Mr. Pojunis was very involved with state level legislation and advocacy which included Question 2 (in 2016) as well as an advisor to other statewide initiatives. Mr. Pojunis hosted and produced over 150 political events including the 2016 Libertarian Presidential Debate hosted by Penn Jillette (Penn & Teller) that included video questions from well-known celebrities which aired on TheBlaze Network. Mr. Pojunis was the creator of multiple politically focused events and conferences including LPEX – the Libertarian Political Expo, a political conference for Libertarian political training, and The Political Party, a non-partisan organization with the goal of getting more Nevadans involved in the political process with the well-known “Meet the Candidates” events series.

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

Our Company believes that Mr. Pojunis’ business experience and industry expertise qualify him to serve as an officer and a director of our company.

Ronald McCormick, Director

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

Our company believes that Mr. McCormicks’ business experience and industry expertise qualify him to serve as director of our company.

On October 18, 2022, the Company accepted the voluntary resignation of Ron McCormick as President. Mr. McCormick will remain an independent member of the Board.

Chris Harter has been a director of the Company since October 24, 2022. From 2017- 2018 Mr. Harter worked at Nazar Holdings and served as a member of the Board of Directors. While as a director at Nazar, Chris lead the acquisition of Harbor Dunes golf course. From 2018- 2021 Mr. Harter worked at CBD Station as President oversaw the west coast store expansion and product development From 2021 to 2022, Chris worked at HMM Holdings 2 as President opening 2 dispensaries and 2 processing facilities.

Joseph Jaconi is the Chief Revenue Officer at GPO Plus and has extensive business development and management experience with over 30 years in consumer-packaged goods for both domestic and international channels.

Joseph Co-Founded Tech Armor in 2012, disrupting the brick-and-mortar accessory business creating the #1 Selling Screen Protector brand with over 25 million units sold globally in over 40 countries.  Tech Armor has generated over $100 Million in revenue since its inception with key partnerships including Amazon, eBay, and WalMart.com and traditional retail including Apple specialists, Verizon, and AT&T.  Expanding beyond Joseph’s experience in Direct-to-Consumer e-commerce, Joseph has developed additional consumer brands targeting specialty retailers including Convenience Stores, Pharmacies and CBD Stores throughout the U.S., focusing on the nutraceutical and recreational segments.  Developed brands include Kino Hawaiian Skincare, Paws Effect Nutrition, Hammerhead, Deep Sea Moonrock, Ritual Tinctures, and Fuego branded products. Licensed brands include development of the John Daly Collection, Slightly Stoopid and Rob Van Dam products.

Mr. Jaconi began his career working for the University of Southern California in Madrid, Spain before moving to Mexico City to work for the U.S. Embassy.  He then entered the world of commerce joining the Singer Sewing Company and managing their small electronics and appliance business unit developing channels throughout Latin America.  Joseph returned to the U.S. in 2004 and joined Belkin in Compton, California developing numerous product categories and launching 1000’s of retail skus into Wal-Mart, Staples, Office Depot and Best Buy before joining Belkin’s Business Development Team managing Latin America, Canada and e-commerce efforts.

Mr. Jaconi has degrees in International Relations and in Spanish from the University of Southern California, studied in Madrid, Spain and has taken additional coursework at UCLA.  Joseph and his wife Linda of 15 years have three children.

Employment Agreements

On August 22, 2022, the Company entered into a month to month Independent Contractor Agreement with Laurence Rule for financial services.

On August 29, 2022, the Company entered into an Employment Agreement with Joseph Jaconi as President of Distro Plus, a division of GPO Plus. The Agreement has a three (3) year term.

Family Relationships

Not Applicable

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2023. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers.

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2023 and 2022 (each, a “Named Executive Officer”); and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2023 and 2022 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

			SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compensa-
Name and				Awards	Awards	Compensa-	Earnings	tion
Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	tion ($)	($)	($)	Total ($)

Brett H. H. Pojunis	2023	67,670	-	152,625	-	-	-	-	220,295
CEO and CFO	2022	58,730	-	2,121,563	-	-	-	-	2,179,933

Laurence Ruhe (1)	2023	216,950	-	545,267	-	-	-	-	762,219
Consultant	2022	18,462		129,375					147,837

Ronald McCormick (2)	2023	15,000	-	13,125	-	-	-	-	28,125
President	2022	20,000	-	2,405.937	-	-	-	-	2,425,937

Wayne Smeal (3)	2023	15,000	-	13,125	-	-	-	-	28,125
COO	2022	27,000	-	3,386,040	-	-	-	-	3,413,040

Bryan Garabrandt (4)	2023	81,335	-	47,125	-	-	-	-	128,460
Vice President	2022	57,800	-	1,531,336	-	-	-	-	1,589,136

Joesph Jaconi (5)	2023	98,716	-	48,567	-	-	-	-	147,284
CMO	2022	-	-	-	-	-	-	-	-

(1)	Laurence Ruhe was the Chief Financial Officer of the Company from November 1, 2021 through August 22, 2022 and is now a contractor for the Company.
(2)	Ronald McCormick served as President of the Company from December 3,2021 through October 18, 2022.
(3)	Wayne Smeal served as Chief Operating Officer from December 29, 2021 through November 8, 2022.
(4)	Bryan Garabrandt hired as Vice President of Sales and Marketing on May 3, 2021 and resigned on March 27, 2023. He rejoined the Company as Lead Technologist on April 10, 2023.
(5)	Joesph Jaconi was hired as President of Distro Plus Division on August 29, 2022.

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

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2023, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2023, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 29, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o 3571 E. Sunset Road, Suite #300, Las Vegas, Nevada 89120.

As of August 29, 2023, there were 44,223,860 shares of our common stock issued and outstanding.

	Common Stock		Convertible Series A Preferred		Series A non-voting redeemable preferred
	Amount and		Amount and		Amount and
	Nature of		Nature of		Nature of
	Beneficial	Percentage of	Beneficial	Percentage of	Beneficial	Percentage of
Name and Address of Beneficial Owner	Ownership	Class(1)	Ownership	Class	Ownership	Class

Brett H. Pojunis	7,475,000	16.90%	500,000	50.00%	-	-

Bryan Garabrandt	1,363,002	3.08%	-	-	-	-

Ronald McCormick	1,824,167	4.12%	-	-	-	-

Joseph Jaconi	699,806	1.58%	-	-	-	-

Laurence Ruhe	1,892,336	4.28%	-	-	-	-

Christopher Harter	1,103,939	2.50%

Michael Fugler	6,453,000	14.60%	500,000	50.00%	175,000	100.00%

Directors and Executive Officers as a Group ()	20,811,270	47.05%	500,000	50.00%	-	-

5% Shareholders as a Group	13,928,000	31.49%	1,000,000	100.00%	175,000	100.00%

The company has adopted the following  equity compensation.

Equity Compensation Plans

On March 27, 2023, the board of directors and majority shareholder of the Company approved the adoption of the GPO Plus, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). The purpose of the 2023 Equity Incentive Plan is to foster and promote the Company’s long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2023 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in the Company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of the Company’s business is largely dependent. A total of 2,200,000 shares of common stock are reserved and may be issued under the 202 Equity Incentive Plan. The 2023 Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors, and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Brett H. Pojunis - Chief Executive Officer and Chief Financial Officer

During the year ended April 30, 2022, the Company issued 2,100,000 shares of common stock to Brett H. Pojunis valued at $2,100,000.

During the year ended April 30, 2022, the Company issued 2,162,500 shares of restricted common stock to Brett H. Pojunis valued at $2,121,563.

During the year ended April 30, 2023, the Company issued 250,000 shares of common stock to Brett H. Pojunis valued at $152,625.

During the years ended April 30, 2023 and 2022, the Company incurred management fees of $0 and $43,370 with the Brett H. Pojunis, respectively.

During the year ended April 30, 2023 and 2022, the Company incurred management salary expense of $67,670 and $15,000 to Brett H. Pojunis, respectively. As of April 30, 2023 and 2022, salary payable was $3,462 and $8,077, respectively.

Advisor - Affiliate

During the year ended April 30, 2022, the Company issued 175,000 series A non-voting redeemable preferred shares to the affiliated advisor of the Company at $10 stated value per share valued at $1,750,000 and for cash consideration of $18. The remaining portion of $1,749,982 was recorded as stock-based compensation expense in professional fees - related party.

During the year ended April 30, 2022, the Company issued 4,818,000 shares of common stock to the affiliated advisor valued at $7,227,000 for services rendered.

During the year ended April 30, 2022, the Company received $210 cash consideration for the issuance of 1,635,000 shares of ordinary common stock to the executive in pursuant to an agreement signed on August 27, 2021. The Company recorded stock payable for services valued at $2,452,500, with $2,452,290 recorded as stock-based compensation expense in Professional fees – related party.

During the years ended April 30, 2023 and 2022, the Company incurred consulting fees of $60,000 and $90,000 which includes a sign on bonus of $50,000 to the affiliated advisor, respectively. As of April 30, 2023 and  2022, the total amount due to the affiliated advisor was $150,000 and $90,000, respectively.

Ronald McCormick - President

On October 18, 2022, the Company accepted the voluntary resignation of Ronald McCormick as the President of the Company who will remain an independent member of the Board. On October 21, 2022, the Company entered into a share recapture agreement for the future recapture of 750,000 shares of common stock out of 2,574,167 common shares that he held. During the year ended April 30, 2023, the Company recorded forgiveness of debt from Pure Nutrition, which is owned by the President at $84,660, to additional paid in capital.

During the year ended April 30, 2022, the Company issued 2,384,167 shares of common stock to Ronald McCormick valued at $2,405,938.

During the year ended April 30, 2023, the Company issued 62,500 shares of common stock to Ronald McCormick valued at $13,125 for services rendered.

On October 18, 2022, pursuant to an agreement entered with Ronald McCormick for his resignation, Mr. McCormick returned 750,000 shares of common stock to the Company.  The returned shares were immediately cancelled.

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $15,000 and $20,000 Mr. McCormick, respectively. During the year ended April 30, 2023, the President forgave management salary payable of $35,000 and the Company recorded it to additional paid in capital. As of April 30, 2023 and 2022, salary payable was $0 and $20,000, respectively.

Wayne Smeal – Chief Operating Officer

During the year ended April 30, 2022, the Company issued 55,000 shares of common stock to Wayne Smeal, the Chief Operating Officer valued at $82,500.

During the year ended April 30, 2022, the Company awarded 2,100,000 shares of common stock to Mr. Smeal value at $3,149,790, net of cash proceeds of $210.

During the year ended April 30, 2022, the Company issued 208,333 shares of restricted common stock to Mr. Smeal at $153,750.

During the year ended April 30, 2023, the Company issued 62,500 shares of common stock to Mr. Smeal valued at $13,125 for services rendered.

On October 18, 2022, the Company accepted the voluntary resignation of Mr. Smeal of the Company, a member of the Board, and all other positions with the Company. On October 18, 2022, the Company entered into a share recapture agreement for the recapture 1,369,333 shares of common stock. On November 8, 2022, Mr. Smeal returned 1,369,333 shares of common stock. The returned shares were immediately cancelled.

During the years ended April 30, 2023, and 2022, the Company incurred management salary of $15,000 and $27,000 to Mr. Smeal, respectively. During the year ended April 30, 2023, Mr. Smeal forgave management salary payable of $26,077 and the Company recorded it to additional paid in capital.  As of April 30, 2023 and April 30, 2022, salary payable was $0 and $11,076, respectively.

Lawernce Ruhe - Interim Chief Financial Officer

On August 22, 2022, the Company’s Chief Financial Officer resigned and entered into month-to-month Independent Contractor Agreement with the Company as Interim Chief Financial Officer.

During the year ended April 30, 2022, the Company issued 375,000 shares of common stock to Mr. Ruhe valued at $129,375.

During the year ended April 30, 2023, the Company issued 1,080,959 shares of common stock to Mr. Ruhe valued at $545,269.

During the year ended April 30, 2023 and 2022, the Company incurred management salary of $23,762 and $18,462 and incurred consulting fees of $193,188 and $0 to Ruhe, respectively. As of April 30, 2023 and 2022, consulting and salary payable was $87,500 and $8,077, respectively.

Brian Garabrandt - VP Sales and Marketing

During the year ended April 30, 2022, the Company issued 1,366,336 shares of common stock to Mr. Garabrandt, the VP Sales and Marketing valued at $1,531,336.

During the year ended April 30, 2023, the Company issued 229,166 shares of common stock to Mr. Garabrandt valued at $47,125.

During the years ended April 30, 2023, and 2022, the Company incurred management salary of $81,335 and $57,800 to Mr. Garabrandt, respectively. As of April 30, 2023, and 2022, salary payable was $5,538 and $40,702, respectively.

Joseph Jaconi - President – Distro Plus

During the year ended April 30, 2023, the Company issued 299,799 shares of common stock to Joseph Jaconi, President of Distro Plus Division valued at $48,567.

During the years ended April 30, 2023, and 2022, the Company incurred management salary of $88,716 and $0 to Mr. Jaconi, respectively. As of April 30, 2023, and 2022, salary payable was $4,038 and $0, respectively.

During the years ended April 30, 2023, and 2022, the Company incurred consulting fees of $10,000 and $0 to Mr. Jaconi, respectively.

Operational Manager

During the year ended April 30, 2023, the Company issued 115,000 shares of common stock to the Operational Manager valued at $18,630.

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $15,947 and $0 to the Operational Manager, respectively. As of April 30, 2023 and 2022, salary payable was $903 and $0, respectively.

VP – Distro Plus

During the year ended April 30, 2023, the Company issued 29,380 shares of common stock to the Vice President of Distro Plus Division valued at $4,760.

During the years ended April 30, 2023 and 2022, the Company incurred management salary of $12,050 and $0 to the Vice President of Distro Plus Division, respectively. As of April 30, 2023 and 2022, salary payable was $1,794 and $0, respectively.

As of April 30, 2023 and 2022, the amount due to the related parties was $253,235 and $177,932, respectively.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent.” Our board of directors currently has three (3) members, Brett H. Pojunis, Ronald McCormick, and Christoper Carter. We believe that all of our directors except Mr. Pojunis who serves as our Chief Executive Officer, Chief Financial Officer, President and Secretary, is “independent” within the definition of independence provided in the Marketplace Rules of the National Association of Securities Dealers and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2023 and for fiscal year ended April 30, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	April 30,	April 30,
Fee Category	2023	2022

Audit Fees	$40,350	$38,500
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$40,350	$38,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	September 22, 2016
3.2	By-Laws	S-1	3.2	September 22, 2016
3.3	Articles of Merger filed with the Nevada Secretary of State on January 31, 2018	8-K	3.1	March 29, 2018
3.4	Certificate of Change filed with the Nevada Secretary of State on January 31, 2018	8-K	3.2	March 29, 2018
3.5	Agreement and Plan of Merger	8-K	3.1	August 20, 2020
3.6	Certificate of Change	8-K	3.2	August 20, 2020
10.1	Scan Based Trading Agreement dated February 3, 2023, by and between William Ray Norwood Jr. aka “Ray J” f/s/o 17, INC. and Byron Booker f/s/o LOOKHU, INC.	8-K	10.1	February 14, 2023
10.2	Scan Based Trading Agreement, dated March 5, 2023, by and between GPO Plus, Inc. and BW Gas & Convenience Retail, LLC, d/b/a Yesway and Allsup.	8-K	10.1	March 9, 2023
10.3	Trademark License Agreement, dated December 9, 2022, by and between the Company and Yuengling’s Ice Cream Corporation.	8-K	10.1	December 14, 2022
10.4	Asset Purchase Agreement, dated July 7, 2022, by and between GPO Plus, Inc. and LLC.	8-K	4.1	July 13, 2022
10.5	2023 Equity Incentive Plan	S-8	10.1	March 28, 2023
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GPO PLUS, INC.

Dated: August 30, 2023	by:	/s/ Brett H. Pojunis
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

Signature	Title	Dated

/s/ Brett H. Pojunis	Brett H. Pojunis	August 30, 2023
Brett H. Pojunis	President, Chief Executive Officer, Treasurer and Secretary and Director

/s/ Ronald McCormick	Director	August 30, 2023
Ronald McCormick

/s/ Chris Harter	Director	August 30, 2023
Chris Harter

