Form 10-Q
period 2023-07-31
GPO Plus, Inc.
filed 2023-09-21
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023
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

44,223,860 common shares issued and outstanding as of September 18, 2023

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed financial statements for the three-month period ended July 31, 2023, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2023	2023

ASSETS
Current Assets:
Cash	$52,400	$55,496
Accounts receivable	70,439	43,614
Prepaid expenses	97,799	69,351
Inventory	249,173	156,997
Total Current Assets	469,811	325,458

Finance lease right-of-use assets, net	201,940	129,367
Property and equipment, net	66,532	72,886
Intangible assets, net	55,161	62,290
TOTAL ASSETS	$793,444	$590,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	897,193	517,037
Accrued interest	163,107	119,488
Accrued liabilities - related parties	181,643	253,235
Deposits	2,692	-
Convertible note payable	188,000	263,000
Promissory note payable, net of debt discount of $226,680 and $293,952, respectively	1,636,170	1,211,548
Finance lease liabilities	35,564	25,383
Total Current Liabilities	3,104,369	2,389,691

Finance lease liabilities - non-current	142,001	88,221
Total Liabilities	3,246,370	2,477,912

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 28,750 shares issued and outstanding	224,905	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 40,067,737 and 39,454,300 shares issued and outstanding at July 31, 2023, and April 30, 2023, respectively	4,008	3,947
Stock payable	302,344	-
Stock payable - related parties	257,299	-
Additional paid in capital	30,728,327	30,635,238
Accumulated deficit	(35,719,921)	(34,502,113)
Total Stockholders' Deficit	(4,427,831)	(3,862,816)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$793,444	$590,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2023	2022

Revenues	$970,735	$17,663
Cost of revenue	747,031	13,093
Gross Profit	223,704	4,570

Operating Expenses
General and administrative	331,510	40,771
Professional fees	438,693	176,821
Professional fees - related parties	257,299	45,675
Management fees and salaries - related parties	127,588	88,707
Total Operating Expenses	1,155,090	351,974

Loss from operations	(931,386)	(347,404)

Other Expense
Interest expense	(286,422)	(29,442)
Total Other Expense	(286,422)	(29,442)

Net Loss	$(1,217,808)	$(376,846)

Net Loss Per Common Share: Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	39,569,300	31,825,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2023, AND 2022

Three Months Ended July 31, 2023

	Founders Series A				Stockholders' Deficit
	Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Stock	Stock Payable-Related	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Parties	Capital	Deficit	Deficit

Balance, April 30, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	39,454,300	$3,947	$-	$-	$30,635,238	$(34,502,113)	$(3,862,816)

Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	613,437	61	-	-	93,089	-	93,150
Stock payable	-	-	-	-	-	-	-	-	-	-	302,344	-	-	-	302,344
Stock payable - related parties	-	-	-	-	-	-	-	-	-	-	-	257,299	-	-	257,299
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,217,808)	(1,217,808)
Balance, July 31, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	40,067,737	$4,008	$302,344	$257,299	$30,728,327	$(35,719,921)	$(4,427,831)

Three Months Ended July 31, 2022

	Founders Series A				Stockholders' Deficit
	Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	31,361,572	$3,136	$27,795,797	$(30,466,600)	$(2,667,555)
Stock based compensation	-	-	-	-	-	-	-	-	61,000	6	12,804	-	12,810
Stock based compensation - related party	-	-	-	-	-	-	-	-	217,500	22	45,653	-	45,675
Issuance of common stock for lease	-	-	-	-	-	-	-	-	23,810	2	4,998	-	5,000
Issuance of common stock for cash	-	-	-	-	-	-	-	-	6,500	1	9,749	-	9,750
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	280,000	28	41,972	-	42,000
Issuance of common stock for intangible assets	-	-	-	-	-	-	-	-	200,000	20	58,980	-	59,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	75,000	8	15,742	-	15,750
Issuance of common stock for salary payable - related party	-	-	-	-	-	-	-	-	80,000	8	35,192	-	35,200
Net loss	-	-	-	-	-	-	-	-	-	-	-	(376,846)	(376,846)
Balance, July 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	32,305,382	$3,231	$28,020,887	$(30,843,446)	$(2,819,216)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,217,808)	$(376,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	147,098	124,710
Stock based compensation for services - related parties	257,299	45,675
Non-cash interest expense for promissory notes extension	57,390	-
Lease expense settled by common stock	-	5,000
Stock payable for lease expense	6,921	-
Depreciation of furniture and equipment	6,354	286
Depreciation of right-of-use-assets	7,727	-
Amortization of intangible assets	7,129	1,875
Amortization of promissory note discount	176,506	-
Amortization of convertible note discount	-	18,510
Interest expense on finance lease	2,884	-
Changes in operating assets and liabilities:
Accounts receivable	(26,825)	(2,099)
Prepaid expenses	(1,748)	-
Inventory	(92,176)	(20,970)
Accounts payable and accrued liabilities	380,157	39,400
Accrued interest	43,619	10,933
Accrued liabilities - related parties	(71,592)	52,988
Deposit	2,692	-
Net cash used in Operating Activities	(314,373)	(100,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(26,553)
Net cash used in Investing Activities	-	(26,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(19,223)	-
Proceeds from issuance of common stock	-	9,750
Proceeds from exercise of warrants	-	42,000
Proceeds from issuance of promissory notes	433,500	75,000
Repayment of promissory notes	(103,000)	-
Net cash provided by Financing Activities	311,277	126,750

Net change in cash for period	(3,096)	(341)
Cash at beginning of period	55,496	2,877
Cash at end of period	$52,400	$2,536

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,941	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$80,300	$-
Stock payable for note inducement	$64,235	$-
Stock payable for prepaid expense	$52,200	$-
Issuance of common stock for intangible assets	$-	$59,000
Issuance of common stock for note inducement	$-	$15,750
Issuance of common stock for salary payable - related party	$-	$35,200
Issuance of common stock for conversion of debts	$93,150	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2023, AND 2022

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of July 31, 2023, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $35,719,921. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2023, are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2023, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 31, 2023.

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

As of July 31, 2023 and April 30, 2023, the Company had cash of $52,400 and $55,496, respectively.

Accounts Receivable

Accounts receivables are recorded in accordance with ASC 310, “Receivables,” at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of July 31, 2023, and April 30, 2023, the Company had accounts receivable of $70,439 and $43,614, respectively.

As of July 31, 2023, the Company has two customers concentrated over 10% of the accounts receivable at 64% and 22%, respectively.

As of April 30, 2023, the Company has two customers concentrated over 10% of the accounts receivable at 67% and 27%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of July 31, 2023, and April 30, 2023, prepaid expense was $97,799 and $69,351, respectively. As of July 31, 2023, and April 30, 2023, $95,799 was a prepayment for common shares issued to consultants and $2,000 is related to a security deposit for an office premise. As of July 31, $95,799 was a prepayment for common shares issued to consultants, deposits on inventory purchases and $2,000 is related to a security deposit for office premise.

	July 31,	April 30,
	2023	2023
Security Deposit	$2,000	$2,000
Prepayment for shares issued to consultants	95,799	67,351
Total	$97,799	$69,351

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

As of July 31, 2023 and April 30, 2023, the Company had finished goods inventory of $249,173 and $156,997, respectively. As of July 31, 2023 and April 30, 2023, the Company had $192,404 and $124,437 of Mr. Vapor inventory and $56,769 and $32,560 of Nutriumph inventory, respectively. (Note 4)

Intangible Assets

The Company accounts for intangible assets (including trademarks and formula) in accordance with ASC 350 “Intangibles-Goodwill and Other.”

ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below it carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. (Note 4)

Long-Lived Assets

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended July 31, 2023, and 2022, no impairment losses have been identified.

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

During the three months ended July 31, 2023 and 2022, the Company recognized $970,729 and $17,347 of revenues related to merchandise and product sales, and $6 and $316 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $970,735 and $17,663, respectively. The Company incurred cost of revenue of $747,031 and $13,093 and generated gross profit of $223,704 and $4,570 during the three months ended July 31, 2023 and 2022, respectively. In regard to the sales that occurred during the three ended July 31, 2023 and 2022, there are no unfulfilled obligations related to the merchandise and product sales.

During the three months ended July 31, 2023, the Company has one customer contributed over 10% of total sales at 91%.

During the three months ended July 31, 2022, the Company has four customers contributed over 10% of total sales at 37%, 21%, 18% and 10%, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities refers to trade payable to non-affiliate vendors and payroll liabilities to employees. As of July 31, 2023 and April 30, 2023, accounts payable and accrued liabilities was $897,193 and $517,037, comprised of trade payable of $888,709 and $514,338 and payroll liabilities of $8,484 and $2,700, respectively.

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. (Note 7)

Convertible Financial Instruments

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

During the three months ended July 31, 2023, and 2022, the Company recorded $404,397 stock-based compensation expense and $170,385 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $25,500 and $111,900, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Three Months Ended
	July 31,
	2023	2022
Common stock award to consultants	$147,098	$124,710
Common stock award to management and executives - related parties	257,299	45,675
	$404,397	$170,385

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the three months ended July 31, 2023, and 2022, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	July 31,	July 31,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	188,000	759,714
Warrants	168,000	168,000
Common Stock Payable	3,668,983	-
	5,024,983	1,927,714

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at July 31, 2023, and 2022, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of July 31, 2023, and 2022, convertible shares from the Company’s non-affiliate convertible notes were 188,000 shares and 759,714 shares, respectively. (Note 8)

As of July 31, 2023, and 2022, the outstanding warrants issued in connection with these convertible notes were 168,000 and 168,000, respectively. (Note 6)

As of July 31, 2023, and 2022, the Company had stock payable of $559,643 and $0 for outstanding 3,668,983 shares and 0 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Three Months Ended
	July 31,
	2023	2022
Net loss per share, basic diluted	$(0.03)	$(0.01)
Net loss per common shares outstanding:
Founders Class A Common stock	$(10.59)	$(3.28)
Ordinary Common stock	$(0.03)	$(0.01)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	39,454,300	31,710,868
Total weighted average shares outstanding	39,569,300	31,825,868

New Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ASSETS PURCHASE

On July 7, 2022, the Company entered into an Assets Purchase Agreement to acquire inventory and intangible assets from Orev LLC. The purchase price consisted of $50,000 cash and 200,000 shares at $0.30 per share of the Company’s common stock for total consideration of $109,000. The Company acquired inventory of $23,447 and intangible assets valued at $85,553.

The inventory acquired are Nutriumph Products for resale purpose. These inventory items have been sold during the year ended April 30, 2023.

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expense of $7,129 and $1,875 for the three months ended July 31, 2023 and 2022, recorded as general and administrative expense. As of July 31, 2023, and April 30, 2023, the intangible asset was $55,161 and $62,290, net of accumulated amortization of $30,392 and $23,263. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2024	$21,388
2025	28,518
Thereafter	5,255
$55,161

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of July 31, 2023, and April 30, 2023, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Total
April 30, 2023	$72,504	$9,215	$81,719
Additions	-	-	-
July 31, 2023	$72,504	$9,215	$81,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Total
April 30, 2023	$7,681	$1,152	$8,833
Additions	5,202	1,152	6,354
July 31, 2023	$12,883	$-	$15,187

Net book value	Furniture and Equipment	Computer Equipment	Total
April 30, 2023	$64,823	$-	$72,886
July 31, 2023	$59,621	$9,215	$66,532

On April 30, 2023, the Company issued 400,000 shares of common stock at $0.19 per share for total consideration of $76,000 to acquire furniture and warehouse equipment of $66,785 and computer equipment of $9,215.

As of July 31, 2023, and April 30, 2023, Property and Equipment was $66,532 and $72,886, respectively. Depreciation expense of $6,354 and $286 was incurred during the three months ended July 31, 2023, and 2022, respectively.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders			1,867,122 common
	-	N/A	shares

(1)

On April 4, 2023, the Company issued 332,878 shares of immediately vested common stock to employees and consultants under the 2023 Equity Incentive Plan. The market value of the shares on the grant date was $0.162 per share, resulting in a $53,892.96 expense and 1,867,122 remaining shares issuable under the plan. No options or warrants were issued in connection with these common shares.

Ordinary Common Stock

Three months ended July 31, 2023

During the three months ended July 31, 2023, the Company issued 613,437 shares of common stock for the conversion of convertible note principal of $93,150 at a fixed conversion rate of $0.15 per share. (Note 8)

Three months ended July 31, 2022

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

On July 7, 2022, in pursuant to an asset purchase agreement to acquire assets from Nutriumph, the Company made a $50,000 cash payment and issued 200,000 shares of common stock at $0.30 per share totalling $59,000.

On July 28, 2022, the Company issued 217,500 shares of common stock to employees and executives at $0.21 per share totalling $45,675 for services.

On July 28, 2022, the Company issued 61,000 shares of common stock to consultants at $0.21 per share totalling $12,810 for services.

On July 28, 2022, the Company issued 6,500 shares of common stock to a consultant $1.50 per share for cash proceeds of $9,750.

On July 28, 2022, the Company issued 23,810 shares of common stock at $0.21 per share totalling $5,000 to the Company’s landlord for partial payment of rent.

As of July 31, 2023 and April 30, 2023, the issued and outstanding ordinary common stock was 40,182,737 and 39,454,300 shares, respectively.

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

As of July 31, 2023, and April 30, 2023, the Company had 115,000 shares of founders’ class A common stock and 28,750 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of July 31, 2023, and April 30, 2023, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of July 31, 2023, and April 30, 2023, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended July 31, 2023, and year ended April 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2022	448,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	(280,000)	0.15
Forfeited	-	-
Balances as of April 30, 2023	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of July 31, 2023	168,000	$1.25

The fair value of the warrants on the date of grant was estimated at $263,060 using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555%-591%
Expected dividend yield	-
Risk-free interest rate	0.41%-0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of July 31, 2023:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
168,000	1.11	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at July 31, 2023, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of July 31, 2023, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.1578 on July 31, 2023.

Stock Payable

As of July 31, 2023, the Company had stock payable of $559,643 for outstanding 3,668,983 common shares, comprised of stock payable of $257,299 for outstanding 1,470,279 common shares to related parties and stock payable of $302,344 for outstanding 2,198,704 common shares to non-affiliates, respectively.

During the three months ended July 31, 2023, the Company recorded stock payable of $257,299 for outstanding 1,470,279 common shares to executives and senior management. (Note 7)

During the three months ended July 31, 2023, the Company recorded stock payable of $27,907 for outstanding 159,467 common shares to employees.

During the three months ended July 31, 2023, the Company recorded stock payable of $118,891 for outstanding 675,377 common shares to consultants for services.

During the three months ended July 31, 2023, the Company recorded stock payable of $27,000 for outstanding 150,000 S-8 shares to a consultant for services.

During the three months ended July 31, 2023, the Company recorded stock payable of $57,390 for outstanding 300,000 stock for term extension of two promissory notes.

During the three months ended July 31, 2023, the Company recorded stock payable of $64,235 for outstanding 870,000 stock for loan inducements of promissory notes issued during the three months ended July 31, 2023.

During the three months ended July 31, 2023, the Company recorded stock payable of $6,921 for outstanding 43,860 stock for office rent.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the three months ended July 31, 2023, and 2022, and shareholding and salary payable as of July 31, 2023 and 2022, are summarized as below:

	Three Months Ended July 31, 2023

Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$16,951	$-	$10,938
Advisor - Affiliate	-	15,000	-
President - Distro Plus	42,933	6,462	70,000
Operational Manager	21,495	-	28,923
VP - Distro Plus	24,747	-	5,250
Director			142,188
	$106,126	$21,462	$257,299

	Three Months Ended July 31, 2022

Title	Wages Expense	Management/Consulting Fees	Stock Compensation
(5) CEO	$15,246	$-	$13,125
Advisor - Affiliate	-	15,000	-
(1) President	15,000	-	13,125
(2) COO	15,000	-	13,125
(3) Interim CFO	13,215	-	6,300
(4) VP Sales and Marketing	15,246	-	-
	$73,707	$15,000	$45,675

(1)	The President served from December 3, 2021 through October 18, 2022.
(2)	The COO served from December 29, 2021 through November 18, 2022.
(3)	The interim CFO served on consultant basis since August 22, 2022 and is appointed as consultant as of July 31, 2023.
(4)	The VP Sales and Marketing resigned on March 27, 2023, and rejoined as Lead Technologist on April 10, 2023.
(5)	The CEO is also serving as CFO of the Company as of July 31, 2023

	As of July 31, 2023

Title	Common Stock (Shares)	Convertible Series A Preferred (Shares)	Series A non-voting redeemable preferred (Shares)	Salary/Consulting Fees Payable
CEO and CFO	7,412,500	500,000	-	$2,538
Advisor - Affiliate	6,453,000	500,000	175,000	165,000
President - Distro Plus	299,799	-	-	12,192
Operational Manager	115,000	-	-	55
VP - Distro Plus	29,380	-	-	1,858
Director	291,439
	14,601,118	1,000,000	175,000	$181,643

	As of April 30, 2023

Title	Common Stock (Shares)	Convertible Series A Preferred (Shares)	Series A non-voting redeemable preferred (Shares)	Salary/Consulting Fees Payable
CEO and CFO	7,412,500	500,000	-	$3,462
Advisor - Affiliate	6,453,000	500,000	175,000	150,000
President	1,824,167	-	-	-
COO	1,056,500	-	-	-
Interim CFO/Consultant	1,455,959	-	-	87,500
VP Sales and Marketing	1,318,002	-	-	5,538
President - Distro Plus	299,799	-	-	4,038
Operational Manager	115,000	-	-	903
VP - Distro Plus	29,380	-	-	1,794
	19,964,307	1,000,000	175,000	$253,235

CEO and CFO

During the three months ended July 31, 2022, the Company issued 62,500 shares of common stock to the CEO and CFO valued at $13,125.

During the three months ended July 31, 2023, the Company awarded 62,500 shares of common stock to the CEO and CFO valued at $10,938. These stock awards were issued on August 15, 2023, and were recorded stock payable as of July 31, 2023.

During the three months ended July 31, 2023 and 2022, the Company incurred management salary expense of $10,938 and $13,125 to the CEO and CFO, respectively. As of July 31, 2023 and April 30, 2023, salary payable was $2,538 and $3,462, respectively.

Advisor - Affiliate

During the year ended April 30, 2022, the Company issued 175,000 series A non-voting redeemable preferred shares to the affiliated advisor of the Company at $10 stated value per share valued at $1,750,000 and for cash consideration of $18. The remaining portion of $1,749,982 was recorded as stock-based compensation expense in professional fees - related party.

During the three months ended July 31, 2023 and 2022, the Company incurred consulting fees of $15,000 and $15,000 to the affiliated advisor, respectively. As of July 31, 2023 and 2023, the total amount due to the affiliated advisor was $165,000 and $150,000, respectively.

President – Distro Plus

During the three months ended July 31, 2023, the Company awarded 400,007 shares of common stock to the President of Distro Plus Division valued at $70,001. These stock awards were issued on August 15, 2023, and were recorded stock payable as of July 31, 2023.

During the three months ended July 31, 2023, and 2022, the Company incurred management salary of $42,933 and $0 to the President, respectively. As of July 31, 2023 and April 30, 2023, salary payable was $12,192 and $4,038, respectively.

Operational Manager

During the three months ended July 31, 2023, the Company awarded 165,272 shares of common stock to the Operational Manager valued at $28,923. These stock awards were issued on August 15, 2023, and were recorded stock payable as of July 31, 2023.

During the three months ended July 31, 2023 and 2022, the Company incurred management salary of $21,495 and $0 to the Operational Manager, respectively. As of July 31, 2023, and April 30, 2023, salary payable was $55 and $903, respectively.

VP – Distro Plus

During the three months ended July 31, 2023, the Company awarded 30,000 shares of common stock to the Vice President of Distro Plus Division valued at $5,250. These stock awards were issued on August 15, 2023, and were recorded stock payable as of July 31, 2023.

During the three months ended July 31, 2023 and 2022, the Company incurred management salary of $24,747 and $0 to the Vice President, respectively. As of July 31, 2023 and April 30, 2023, salary payable was $1,858 and $1,794, respectively.

Director

During the three months ended July 31, 2023, the Company awarded 812,500 shares of common stock to the Director valued at $142,188. These stock awards were issued on August 15, 2023, and were recorded stock payable as of July 31, 2023.

During the three months ended July 31, 2023, and 2022, the Company incurred consulting fees of $6,462 and $0 to the Director, respectively.

As of July 31, 2023 and April 30, 2023, the amount due to the related parties was $181,643 and $253,325, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable at July 31, 2023 and April 30, 2023, consists of the following:

	July 31, 2023	April 30, 2023
Dated June 16, 2021	$20,000	$95,000
Dated September 8, 2021	168,000	168,000
Total convertible notes payable, gross	188,000	263,000
Less: Unamortized debt discount	-	-
Total convertible notes	$188,000	$263,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the three months ended July 31, 2023, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. As of July 31, 2023, the debt discount was fully amortized. As of July 31, 2023 and April 30, 2023, the convertible note principal balance was $20,000 and $95,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023 and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. As of July 31, 2023, the debt discount was fully amortized. As of July 31, 2023 and April 30, 2023, the convertible note was $168,000.

During the three months ended July 31, 2023, and 2022, the Company recorded interest expense of $5,461 and $10,933, respectively. As of July 31, 2023, and April 30, 2023, the accrued interest payable was $69,304 and $63,843, respectively.

As of July 31, 2023 and April 30, 2023, the convertible note payable was $188,000 and $263,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable at July 31, 2023, and April 30, 2023, consists of the following:

	July 31, 2023	April 30, 2023
June 2022	$-	$20,000
August 2022	137,500	137,500
September 2022	110,000	110,000
October 2022	251,350	302,500
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	220,000	220,000
March 2023	55,000	105,000
April 2023	220,000	220,000
May 2023	102,300	-
June 2023	376,200	-
Total promissory notes payable, gross	1,862,850	1,505,500
Less: Unamortized debt discount	(226,680)	(293,952)
Total promissory notes	$1,636,170	$1,211,548

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of One Year

•	Weighted Average Remaining Term of 0.47 year.

•	Annual interest rate of 10%

•	Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the three months ended July 31, 2023 and 2022, the Company issued promissory notes for aggregate principal amount of $478,500 and $75,000 for proceeds of $433,500 and $75,000, respectively.

During the three months ended July 31, 2023, the Company made repayment on principal balance of promissory notes of $103,000 and accrued interest of promissory notes of $5,941.

During the three months ended July 31, 2023, the Company issued 113,437 shares of common stock for the repayment of $18,150 of a promissory note.

During the three months ended July 31, 2023, the Company recorded stock payable of $57,390 for outstanding 300,000 stock for term extension of two promissory notes.  This amount is reflected in interest expense in the statements of operations.

During the three months ended July 31, 2023, the Company recorded stock payable of $64,235 for outstanding 870,000 stock for loan inducements of promissory notes issued during the three months ended July 31, 2023.

During the three months ended July 31, 2023, and 2022, the Company recorded interest expense of $44,100 and $10,933, respectively. As of July 31, 2023 and April 30, 2023, the accrued interest payable was $93,802 and $55,643, respectively.

NOTE 10 – LEASES

In March 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are four years with APR ranged from 10.96% to 18%. The Company made downpayment of $5,000 on two vehicles and $6,500 on vehicle.

During the three months ended July 31, 2023, the Company entered into finance lease contracts for two vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are six years with APR ranged from 13.44% to 14.38%. The Company made downpayment of $5,000 on two vehicles.

As of July 31, 2023, and April 30, 2023, the finance lease obligations included in current liabilities was $35,564 and $25,383 and finance lease obligations included in non-current liabilities was $142,001and $88,221, respectively. During the three months ended July 31, 2023, interest expense was $2,884 and depreciation on the right-of-used assets was $7,727.

As of July 31, 2023, the Company had the following lease obligations:

	Discount		July 31,	April 30,
	Rate	Maturity	2023	2023
Current	6.13% - 10.51%	March 2027 - July 2029	$35,564	$25,383
Non-current	6.13% - 10.51%	March 2027 - July 2029	142,001	88,221
			$177,565	$113,604

Balance - April 30, 2023	$113,604
Lease liability additions	70,299
Repayment of lease liability	(9,223)
Imputed interest	2,885
Balance - July 31, 2023	$177,565

The following table summarizes the maturity of our lease liabilities as of July 31, 2023:

Year Ended April 30,
2024	$36,806
2025	49,075
2026	49,075
2027	46,203
2028	14,618
Thereafter	17,665
Total lease payments	213,442
Less: imputed interest	(35,877)
Lease liabilities	$177,565

As of July 31, 2023, the Company has right-of-use assets as follows:

Balance - April 30, 2023	$129,367
Additions	80,300
Depreciation	(7,727)
Balance - July 31, 2023	$201,940

NOTE 11 - COMMITTMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash. As of July 31, 2023, the lease is currently on month-to-month basis.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending March 31, 2024, at a cost of $3,600 per month.

 The leases are exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to July 31, 2023, and through the date that these financials were issued, the Company had the following subsequent events:

On August 15, 2023, the Company issued an aggregate of 400,000 shares of common stock for term extension of three promissory notes.

On August 15, 2023, the Company issued 675,377 shares of common stock to consultants for services.

On August 15, 2023, the Company issued 786,000 shares of common stock as loan inducements for promissory notes.

On August 15, 2023, the Company issued 1,629,746 shares of common stock to executives and employees.

On August 28, 2023, the Company issued 400,000 shares of common stock for the conversion of 7,500 Founders Series A Non-Voting Redeemable Preferred Stock.

On August 29, 2023, the Company issued 150,000 S-8 shares to a consultant for services.

 On August 4, 2023, the Company issued convertible promissory notes for aggregate principal amount of $165,000 for proceed of $150,000. These notes are convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. These notes all have expiry term for one year and annual interest rate of 10%.

On September 1, 2023, the Company issued promissory note for principal amount of $125,000 for proceed of $125,000. The promissory note has a one-time payment of 75,000 shares of common stock, which covers interest and fees through December 1, 2023, the maturity date. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid.

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

We recently successfully deployed our new “White Glove” Direct to Store (“DSD”) service. This new service includes new point of sale displays for our flagship brand “The Feel-Good Shop+” and “Mr. Vapor.” Implement the new DSD service program GPOX created “Mini Hubs” supported by a Regional Distribution Hub in Lubbock, Texas.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended July 31, 2023 and 2022, which are included herein.

Three Months Ended July 31, 2023, Compared to the Three Months July 31, 2022

	Three Months Ended
	July 31,
	2023	2022	Changes	%

Revenues	$970,735	$17,663	$953,072	5,396%
Cost of revenue	(747,031)	(13,093)	(733,938)	5,606%
Gross Profit	223,704	4,570	219,134	4,795%
Operating Expenses	(1,155,090)	(351,974)	(803,116)	228%
Loss from Operations	(931,386)	(347,404)	(583,982)	168%
Other Expenses	(286,422)	(29,442)	(256,980)	873%
Net Loss	$(1,217,808)	$(376,846)	$(840,962)	223%

Revenues

We had revenues of $970,735 from operations during the three months July 31, 2023, as compared to $17,663 of revenues during the three months ended July 31, 2022. The increase in revenue is attributed to increased business activities during the three months ended July 31, 2023.

Net Loss

Our unaudited financial statements report a net loss of $1,217,808 for the three months ended July 31, 2023, compared to a net loss of $376,846 for the three months ended July 31, 2022. The increase in net loss was due to an increase in operating expenses and other expenses.

Expenses

Our operating expenses for the three months ended July 31, 2023, were $1,155,090 compared to $351,974 for the three months ended July 31, 2022. Operating expenses for the three months ended July 31, 2023 consisted of $331,510 in general and administrative, $438,693 in professional fees, $257,299 in professional fees – related parties and $127,588 in management fees and salaries – related parties. Operating expenses for the three months ended July 31, 2022 consisted of $40,771 in general and administrative, $176,821 in professional fees, $45,675 in professional fees – related parties and $88,707 in management fees and salaries – related parties. The increase in operating expenses during the three months ended July 31, 2023 was mainly due to the increase in general and administration, professional fees and stock-based compensation totaling $404,397 incurred during three months ended July 31, 2023 as compared to $170,385 incurred during the three months ended July 31, 2022.

Our other expenses for the three months ended July 31, 2023 were $286,422 compared to $29,442 for the three months ended July 31, 2022. During the three months ended July 31, 2023 and 2022, the Company incurred interest expense from convertible notes and finance leases of $109,916 and $10,932 and debt discount amortization of $176,506 and $18,510, respectively.

Liquidity and Financial Condition

Working Capital

	July 31,	April 30,
	2023	2023

Current Assets	$469,811	$325,458
Current Liabilities	$3,104,369	$2,389,691
Working Capital (Deficiency)	$(2,634,558)	$(2,064,233)

Our total current assets as of July 31, 2023 were $469,811 as compared to total current assets of $325,458 as of April 30, 2023 due to increases in accounts receivable, prepaid expenses and inventory.

Our total current liabilities as of July 31, 2023 were $3,104,369 as compared to total current liabilities of $2,389,691 as of April 30, 2023 due primarily to increases in promissory note payable, accounts payable and accrued interest.

Our working capital deficit on July 31, 2023 was $2,634,558 as compared to working capital deficit of $2,064,233 as of April 30, 2023 due to the factors noted above.

Cash Flows

	Three Months Ended
	July 31,
	2023	2022

Cash Flows used in Operating Activities	$(314,373)	$(100,538)
Cash Flows used in Investing Activities	-)	(26,553)
Cash Flows provided by Financing Activities	311,277	126,750
Net decrease in cash during period	$(3,096)	$(341)

Operating Activities

Net cash used in operating activities was $314,373 for the three months ended July 31, 2023 compared with $100,538 net cash used in operating activities during the same period in 2022.

During the three months ended July 31, 2023, net cash used in operating activities was attributed to net loss of $1,217,808, decreased by stock-based compensation of $404,397, depreciation of furniture and equipment of $6,354, amortization of convertible note discount of $176,506, amortization of intangible assets of $7,129, depreciation of right-of-use-assets of $7,727, interest expense on finance lease of $2,884, stock payable for extension of promissory notes of $5,390,  stock payable for lease expense of $6,921 and a net change in operating assets and liabilities of $234,127.

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

Investing Activities

During the three months ended July 31, 2023 and 2022, we used $0 and $26,553, respectively, in investing activities. During the three months ended July 31, 2022, the Company acquired intangible assets with cash of $26,553.

Financing Activities

During the three months ended July 31, 2023, net cash from financing activities was $305,336 compared to $126,750 during the same period in 2022. Cash flows from financing activities during the three months ended July 31, 2023 were derived from proceeds from issuance of promissory notes totaling of $433,500 offset by repayment for finance leases of $19,223 and repayment of promissory notes of $103,000. Proceeds from financing activities during the three months ended July 31, 2022 were derived from proceeds from issuance of promissory notes totaling of $75,000, proceeds from stock subscription of $9,750 and proceeds from warrants exercised of $42,000.

Going Concern

As of July 31, 2023, we had cash on hand of $52,400. We generated revenues of $970,735 and gross profit of $223,704 during the three months ended July 31, 2023, but incurred net loss of $1,217,808 during the period and a cumulative net loss of $35,719,921 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2023. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2023.

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

As of the date of this Quarterly Report, we are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in an Annual Report on Form 10-K,  Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

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

GPO PLUS, INC.
(Registrant)

Dated: September 20, 2023	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

