Form 10-Q
period 2023-10-31
GPO Plus, Inc.
filed 2023-12-19
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 333-213744

GPO PLUS, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3571 E. Sunset Road, Suite 300, LasVegas, NV	89120
(Address of principal executive offices)	(Zip Code)

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

44,223,860 common shares issued and outstanding as of December 8, 2023.

GPO PLUS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed financial statements for the three-month period ended October 31, 2023, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2023	2023
ASSETS
Current Assets:
Cash	$74,102	$55,496
Accounts receivable	69,288	43,614
Prepaid expenses	38,078	69,351
Inventory	251,418	156,997
Total Current Assets	432,886	325,458

Finance lease right-of-use assets, net	232,678	129,367
Property and equipment, net	88,041	72,886
Intangible assets, net	48,031	62,290
TOTAL ASSETS	$801,636	$590,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	994,604	517,037
Accrued interest	218,874	119,488
Accrued liabilities - related parties	220,738	253,235
Deposits	6,000	-
Convertible note payable, net of debt discount of $0	188,000	263,000
Promissory note payable, net of debt discount of $135,183 and $293,952, respectively	2,017,667	1,211,548
Finance lease liabilities	41,844	25,383
Total Current Liabilities	3,687,727	2,389,691

Finance lease liabilities - non-current	169,125	88,221
Total Liabilities	3,856,852	2,477,912

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 and 28,750 shares issued and outstanding at October 31, 2023 and April 30, 2023, respectively	167,154	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 200 shares designated; 17.5 shares and 0 shares issued and outstanding at October 31, 2023 and April 30, 2023, respectively	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 44,108,860 and 39,454,300 shares issued and outstanding at October 31, 2023 and April 30, 2023, respectively	4,412	3,947
Stock payable	124,190	-
Stock payable - related parties	66,415	-
Additional paid in capital	31,527,492	30,635,238
Accumulated deficit	(36,694,991)	(34,502,113)
Total Stockholders' Deficit	(4,972,370)	(3,862,816)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$801,636	$590,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Revenues	$1,217,570	$64,658	$2,188,305	$82,321
Cost of revenue	1,016,805	44,528	1,763,836	57,621
Gross Profit	200,765	20,130	424,469	24,700

Operating Expenses
General and administrative	321,033	74,848	652,543	115,619
Professional fees	455,077	633,140	893,770	809,961
Professional fees - related parties	66,415	512,288	323,714	557,963
Management fees and salaries - related parties	114,613	143,465	242,201	232,172
Total Operating Expenses	957,138	1,363,741	2,112,228	1,715,715

Loss from operations	(756,373)	(1,343,611)	(1,687,759)	(1,691,015)

Other Expense
Interest expense	(218,697)	(62,651)	(505,119)	(92,093)
Total Other Expense	(218,697)	(62,651)	(505,119)	(92,093)

Net Loss	$(975,070)	$(1,406,262)	$(2,192,878)	$(1,783,108)

Net Loss Per Common Share: Basic and Diluted	$(0.02)	$(0.04)	$(0.05)	$(0.06)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	43,586,080	32,751,927	41,679,959	32,288,897

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023, AND 2022

(Unaudited)

Three and Six Months Ended October 31, 2023

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Stock	Stock Payable-Related	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Parties	Capital	Deficit	Deficit

Balance, April 30, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	39,454,300	$3,947	$-	$-	$30,635,238	$(34,502,113)	$(3,862,816)

Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	-	-	613,437	61	-	-	93,089	-	93,150
Stock payable	-	-	-	-	-	-	-	-	-	-	-	-	302,344	-	-	-	302,344
Stock payable - related parties	-	-	-	-	-	-	-	-	-	-	-	-	-	257,299	-	-	257,299
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,217,808)	(1,217,808)
Balance, July 31, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	40,067,737	$4,008	$302,344	$257,299	$30,728,327	$(35,719,921)	$(4,427,831)

Issuance of common stock for conversion of Founders Series A Non-voting Redeemable Preferred Stock	(7,500)	(57,751)	-	-	-	-	-	-	-	-	400,000	40	-	-	57,711	-	57,751
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	18	-	-	-	-	-	-	-	175,000	-	175,000
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	400,000	40	(57,390)	-	76,480	-	19,130
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	786,000	79	(59,201)	-	59,122	-	-
Issuance of common stock to related parties for services	-	-	-	-	-	-	-	-	-	-	1,470,279	147	-	(257,299)	257,152	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	984,844	98	(173,798)	-	173,700	-	-
Stock payable	-	-	-	-	-	-	-	-	-	-	-	-	112,235	-	-	-	112,235
Stock payable - related parties	-	-	-	-	-	-	-	-	-	-	-	-	-	66,415	-	-	66,415
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(975,070)	(975,070)
Balance, October 31, 2023	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	18	$-	115,000	$12	44,108,860	$4,412	$124,190	$66,415	$31,527,492	$(36,694,991)	$(4,972,370)

Three and Six Months Ended October 31, 2022

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	31,361,572	$3,136	$27,795,796	$(30,466,600)	$(2,667,555)
Stock based compensation	-	-	-	-	-	-	-	-	61,000	6	12,804	-	12,810
Stock based compensation - related party	-	-	-	-	-	-	-	-	217,500	22	45,653	-	45,675
Issuance of common stock for lease	-	-	-	-	-	-	-	-	23,810	2	4,998	-	5,000
Issuance of common stock for cash	-	-	-	-	-	-	-	-	6,500	1	9,749	-	9,750
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	280,000	28	41,972	-	42,000
Issuance of common stock for intangible assets	-	-	-	-	-	-	-	-	200,000	20	58,980	-	59,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	75,000	8	15,743	-	15,750
Issuance of common stock for salary payable - related party	-	-	-	-	-	-	-	-	80,000	8	35,192	-	35,200
Net loss	-	-	-	-	-	-	-	-	-	-	-	(376,846)	(376,846)
Balance, July 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	32,305,382	$3,231	$28,020,887	$(30,843,446)	$(2,819,216)
Stock based compensation	-	-	-	-	-	-	-	-	520,000	52	568,148	-	568,200
Stock based compensation - related party	-	-	-	-	-	-	-	-	308,460	31	512,257	-	512,288
Issuance of common stock for lease	-	-	-	-	-	-	-	-	7,500	1	13,949	-	13,950
Issuance of common stock for cash	-	-	-	-	-	-	-	-	10,000	1	14,999	-	15,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	133,333	13	19,987	-	20,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	1,000,000	100	305,052	-	305,152
Forgiveness of related party loan	-	-	-	-	-	-	-	-	-	-	145,737	-	145,737
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,406,262)	(1,406,262)
Balance, October 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	34,284,675	$3,429	$29,601,016	$(32,249,708)	$(2,645,151)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,192,878)	$(1,783,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	262,135	663,010
Stock based compensation for services - related parties	323,714	557,963
Non-cash interest expense for promissory note extension	76,520	-
Non-cash interest expense for promissory note	13,493	-
Stock payable for lease expense	14,315	18,950
Depreciation of furniture and equipment	12,845	572
Depreciation of right-of-use-assets	18,649	-
Amortization of intangible assets	14,259	9,005
Amortization of promissory note discount	302,215	48,367
Amortization of convertible note discount	-	15,480
Interest expense on finance lease	7,184	-
Changes in operating assets and liabilities:
Accounts receivable	(25,674)	(13,146)
Prepaid expenses	5,073	-
Inventory	(94,421)	(32,822)
Accounts payable and accrued liabilities	477,566	53,019
Accrued interest	99,386	28,172
Accrued liabilities - related parties	(32,497)	1,012
Deposit	6,000	-
Net cash used in Operating Activities	(712,115)	(433,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(26,553)
Purchase of property and equipment	(28,000)	-
Net cash used in Investing Activities	(28,000)	(26,553)

CASH FLOWS FROM FINANCING ACTIVITIES
	(21,779)	-
Proceeds from issuance of common stock	-	24,750
Proceeds from exercise of warrants	-	42,000
Proceeds from issuance of promissory notes	708,500	575,000
Repayment of promissory notes	(103,000)	-
Proceeds from issuance of series C preferred shares	175,000	-
Net cash provided by Financing Activities	758,721	641,750

Net change in cash for period	18,606	181,671
Cash at beginning of period	55,496	2,877
Cash at end of period	$74,102	$184,548

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,941	$74

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loan	$-	$145,737
Recognition of finance lease right-of-use assets	$121,960	$-
Stock payable for note inducement	$24,245	$-
Issuance of common stock for intangible assets	$-	$59,000
Issuance of common stock for note inducement	$59,201	$320,902
Issuance of common stock for salary payable - related party	$-	$35,200
Issuance of common stock for conversion of debts	$93,150	$20,000
Issuance of common stock for conversion of Founders Series A	$57,751	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2023, AND 2022

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of October 31, 2023, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $36,694,991. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2023, are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2023, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 31, 2023.

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

As of October 31, 2023 and April 30, 2023, the Company had cash of $74,102 and $55,496, respectively.

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

As of October 31, 2023, and April 30, 2023, the Company had accounts receivable of $69,288 and $43,614, respectively.

As of October 31, 2023, the Company has one customer concentrated over 10% of the accounts receivable at 84%.

As of April 30, 2023, the Company has two customers concentrated over 10% of the accounts receivable at 67% and 27%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of October 31, 2023, and April 30, 2023, prepaid expense was $38,078 and $69,351, respectively. As of October 31, 2023 and April 30, 2023, $36,078 and $67,351 was a prepayment for common shares issued to consultants, respectively, and $2,000 is related to a security deposit for an office premise.

	October 31,	April 30,
	2023	2023
Security Deposit	$2,000	$2,000
Prepayment for shares issued to consultants	36,078	67,351
Total	$38,078	$69,351

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

No reserves are considered necessary for slow moving or obsolete inventory as inventory on hand at year-end was purchased near the end of the year. The Company continuously evaluates the adequacy of these reserves and adjusts these reserves as required.

As of October 31, 2023 and April 30, 2023, the Company had finished goods inventory of $251,418 and $156,997, respectively. As of October 31, 2023, the Company had $160,171 of Mr. Vapor inventory, $48,422 of Nutriumph inventory, $38,755 of Distro inventory and $4,070 of Flayvorz inventory. As of April 30, 2023, the Company had $124,437 of Mr. Vapor inventory and $32,560 of Nutriumph inventory. (Note 4)

Intangible Assets

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended October 31, 2023, and 2022, no impairment losses have been identified.

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

During the six months ended October 31, 2023 and 2022, the Company recognized $2,188,280 and $82,069 of revenues related to merchandise and product sales, and $25 and $252 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $2,188,305 and $82,321, respectively. The Company incurred cost of revenue of $1,763,836 and $57,621 and generated gross profit of $424,469 and $24,700 during the six months ended October 31, 2023 and 2022, respectively. In regard to the sales that occurred during the six months ended October 31, 2023 and 2022, there are no unfulfilled obligations related to the merchandise and product sales.

During the six months ended October 31, 2023, the Company has one customer contributed over 10% of total sales at 94%.

During the six months ended October 31, 2022, the Company has two customers contributed over 10% of total sales at 2%, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities refers to trade payable to non-affiliate vendors and payroll liabilities to employees. As of October 31, 2023 and April 30, 2023, accounts payable and accrued liabilities was $994,604 and $517,037, comprised of trade payable of $952,140 and $514,337 and payroll liabilities of $42,464 and $2,700, respectively.

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

During the six months ended October 31, 2023, and 2022, the Company recorded $585,849 stock-based compensation expense and $1,220,973 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $16,200 and $250,300, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Six Months Ended
	October 31,
	2023	2022
Common stock award to consultants	$262,135	$663,010
Common stock award to management and executives - related parties	323,714	557,963
	$585,849	$1,220,973

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the six months ended October 31, 2023, and 2022, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	October 31,	October 31,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	188,000	759,714
Warrants	168,000	168,000
Common Stock Payable	1,491,842	-
	2,847,842	1,927,714

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at October 31, 2023, and 2022, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of October 31, 2023 and 2022, convertible shares from the Company’s non-affiliate convertible notes were 188,000 shares and 759,714 shares, respectively. (Note 8)

As of October 31, 2023 and 2022, the outstanding warrants issued in connection with these convertible notes were 168,000 and 168,000, respectively. (Note 6)

As of October 31, 2023 and 2022, the Company had stock payable of $190,605 and $0 for outstanding 1,491,842 shares and 0 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Six Months Ended
	October 31,
	2023	2022
Net loss per share, basic diluted	$(0.05)	$(0.06)
Net loss per common shares outstanding:
Founders Class A Common stock	$(19.07)	$(15.51)
Ordinary Common stock	$(0.05)	$(0.06)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	41,564,959	32,173,897
Total weighted average shares outstanding	41,679,959	32,288,897

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expense of $14,259 and $9,005 for the six months ended October 31, 2023 and 2022, recorded as general and administrative expense. As of October 31, 2023, and April 30, 2023, the intangible asset was $48,031 and $62,290, net of accumulated amortization of $37,522 and $23,263. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2024	$14,258
2025	28,518
Thereafter	5,255
$48,031

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of October 31, 2023, and April 30, 2023, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$72,504	$9,215	$-	$81,719
Additions	-	-	28,000	28,000
October 31, 2023	$72,504	$9,215	$28,000	$109,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$7,681	$1,152	$-	$8,833
Additions	10,404	2,304	137	12,845
October 31, 2023	$18,085	$3,456	$137	$21,678

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$64,823	$8,063	$-	$72,886
October 31, 2023	$54,419	$5,759	$27,863	$88,041

On April 30, 2023, the Company issued 400,000 shares of common stock at $0.19 per share for total consideration of $76,000 to acquire furniture and warehouse equipment of $66,785 and computer equipment of $9,215.

On October 23, 2023, the Company acquired an automobile of $28,000.

As of October 31, 2023 and April 30, 2023, Property and Equipment was $88,041 and $72,886, respectively. Depreciation expense of $12,845 and $572 was incurred during the six months ended October 31, 2023 and 2022, respectively.

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

Ordinary Common Stock

Six months ended October 31, 2023

During the six months ended October 31, 2023, the Company issued 613,437 shares of common stock for the conversion of convertible note principal of $93,150 at a fixed conversion rate of $0.15 per share. (Note 8)

During the six months ended October 31, 2023, the Company issued 400,000 shares of common stock for the conversion of 7,500 founders series A non-voting redeemable preferred Stock of $57,751.

During the six months ended October 31, 2023, the Company issued 400,000 shares of common stock for term extension of three promissory notes.

During the six months ended October 31, 2023, the Company issued 786,000 shares of common stock as loan inducements for promissory notes of $478,500 issued on the same dates.

During the six months ended October 31, 2023, the Company issued 1,470,279 shares of common stock to senior management and executives.

During the six months ended October 31, 2023, the Company issued 984,844 shares of common stock to consultants and employees for services.

Six months ended October 31, 2022

During the six months ended October 31, 2022, the Company issued 581,000 shares of common stock to consultants for services.

During the six months ended October 31, 2022, the Company issued 525,960 shares of common stock to executives and employees.

During the six months ended October 31, 2022, the Company issued 31,310 shares of common stock to the Company’s landlord for partial payment of rent.

During the six months ended October 31, 2022, the Company issued 16,500 shares of common stock to a consultant for cash proceeds of $24,750.

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

During the six months ended October 31, 2022, the Company issued 1,075,000 shares of common stock valued at $320,902 to noteholders as an inducement for convertible notes of $625,000 issued during the period.

During the six months ended October 31, 2022, the Company issued 80,000 shares of common stock at $35,200 to the VP Sales and Marketing of the Company in payment of accrued salary.

During the six months ended October 31, 2022, the Company issued 133,333 shares of common stock for the conversion of convertible note principal of $20,000 at a fixed conversion rate of $0.15 per share.

As of October 31, 2023 and April 30, 2023, the issued and outstanding ordinary common stock was 44,108,860 and 39,454,300 shares, respectively.

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

During the six months ended October 31, 2023, the Company issued 400,000 shares of common stock for the conversion of 7,500 founders series A non-voting redeemable preferred stock of $57,751.

As of October 31, 2023 and April 30, 2023, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of October 31, 2023 and April 30, 2023, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of October 31, 2023, and April 30, 2023, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Series C Preferred Stock

During the six months ended October 31, 2023, the Company issued 17.5 shares of Series C preferred stock for cash proceed of $175,000.

The purchase price of the series C preferred is $10,000 per share with a stated value of $11,500 at the end of year one. After the first year has been completed, for 30 days the stockholder grants the Company the right to redeem the shares at the greater of $11,500 or market price of the common stock. If the Company do not redeem the preferred shares by 30th day after first year, the shareholders can convert some of all of their $11,500 of series C preferred into common stock at $0.30 per share.

As of October 31, 2023, and April 30, 2023, the Company had 17.5 shares of series C preferred stock issued and outstanding, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended October 31, 2023 and year ended April 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2022	448,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	(280,000)	0.15
Forfeited	-	-
Balances as of April 30, 2023	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of October 31, 2023	168,000	$1.25

The fair value of the warrants on the date of grant was estimated at $263,060 using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555%-591%
Expected dividend yield	-
Risk-free interest rate	0.41%-0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of October 31, 2023:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	0.86	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at October 31, 2023, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of October 31, 2023, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.14 on October 31, 2023.

Stock Payable

As of October 31, 2023, the Company had stock payable of $190,605 for outstanding 1,491,842 common shares, comprised of stock payable of $66,415 for outstanding 448,750 common shares to related parties and stock payable of $124,190 for outstanding 1,043,092 common shares to non-affiliates, respectively.

During the six months ended October 31, 2023, the Company recorded stock payable of $14,315 for outstanding 96,677 stock for office rent.

During the six months ended October 31, 2023, the Company recorded stock payable of $24,245 for outstanding 384,000 stock for loan inducements of promissory notes issued during the six months ended October 31, 2023.

During the six months ended October 31, 2023, the Company recorded stock payable of $13,493 for interest and fees on a promissory note upon issuance of the note on the same date.

During the six months ended October 31, 2023, the Company recorded stock payable of $72,137 for outstanding 487,415 common shares to consultants and employees for services.

During the six months ended October 31, 2023, the Company recorded stock payable of $66,415 for outstanding 448,750 common shares to executives and senior management. (Note 7)

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the six months ended October 31, 2023, and 2022, and shareholding and salary payable as of October 31, 2023 and 2022, are summarized as below:

	Six Months Ended October 31, 2023

Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$39,682	$-	$20,187
Advisor - Affiliate	-	30,000	-
President - Distro Plus	91,090	-	87,576
Operational Manager	21,440	-	28,923
VP - Distro Plus	47,989	-	9,690
Director	-	12,000	177,338
	$200,201	$42,000	$323,714

	Six Months Ended October 31, 2022

Title	Wages Expense	Management/Consulting Fees	Stock Compensation
(5) CEO	$31,951	$-	$129,375
Advisor - Affiliate	-	30,000	-
(1) President	15,000	-	13,125
(2) COO	15,000	21,462	13,125
(3) Interim CFO	23,762	51,938	402,338
(4) VP Sales and Marketing	31,951	-	-
President - Distro Plus	22,570	10,000	-
	$140,234	$91,938	$557,963

(1)	The President served from December 3, 2021 through October 18, 2022.
(2)	The COO served from December 29, 2021 through November 18, 2022.
(3)	The interim CFO served on consultant basis since August 22, 2022 and is appointed as consultant as of October 31, 2023.
(4)	The VP Sales and Marketing resigned on March 27, 2023, and rejoined as Lead Technologist on April 10, 2023.
(5)	The CEO has been serving as CFO of the Company since Q3 ended January 31, 2023.

	As of October 31, 2023

	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable	Stock Payable
CEO and CFO	7,475,000	500,000	-	$10,200	$9,250
Advisor - Affiliate	6,453,000	500,000	175,000	180,000	-
President - Distro Plus	699,806	-	-	30,538	17,575
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	145,000	-	-	-	4,440
Director	1,103,939	-	-	-	35,150
	16,071,397	1,000,000	175,000	$220,738	$66,415

	As of April 30, 2023

Title	Common Stock (Shares)	Convertible Series A Preferred (Shares)	Series A non-voting redeemable preferred (Shares)	Salary/Consulting Fees Payable
CEO and CFO	7,412,500	500,000	-	$3,462
Advisor - Affiliate	6,453,000	500,000	175,000	150,000
President	1,824,167	-	-	-
COO	1,056,000	-	-	-
Interim CFO/Consultant	1,455,959	-	-	87,500
VP Sales and Marketing	1,318,002	-	-	5,538
President - Distro Plus	299,799	-	-	4,038
Operational Manager	115,000	-	-	903
VP - Distro Plus	29,380	-	-	1,794
	19,963,807	1,000,000	175,000	$253,235

CEO and CFO

During the six months ended October 31, 2022, the Company issued 125,000 shares of common stock to the CEO and CFO valued at $129,375.

During the six months ended October 31, 2023, the Company awarded 125,000 shares of common stock to the CEO and CFO valued at $21,063, of which 62,500 shares were recorded as stock payable of $9,250 as of October 31, 2023.

During the six months ended October 31, 2023 and 2022, the Company incurred management salary expense of $39,682 and $31,951 to the CEO and CFO, respectively. As of October 31, 2023 and April 30, 2023, salary payable was $10,200 and $3,462, respectively.

Advisor - Affiliate

 During the six months ended October 31, 2023 and 2022, the Company incurred consulting fees of $30,000 and $30,000 to the affiliated advisor, respectively. As of October 31, 2023 and April 30, 2023, the total amount due to the affiliated advisor was $180,000 and $150,000, respectively.

President – Distro Plus

During the six months ended October 31, 2023, the Company awarded 518,757 shares of common stock to the President of Distro Plus Division valued at $87,576, of which 118,750 shares of common stock was recorded as stock payable of $17,575 as of October 31, 2023.

During the six months ended October 31, 2023, and 2022, the Company incurred management salary of $91,090 and $22,570 to the President, respectively. As of October 31, 2023 and April 30, 2023, salary payable was $17,575 and $4,038, respectively.

Operational Manager

During the six months ended October 31, 2023, the Company awarded 165,272 shares of common stock to the Operational Manager valued at $28,923.

During the six months ended October 31, 2023 and 2022, the Company incurred management salary of $21,440 and $0 to the Operational Manager, respectively.

VP – Distro Plus

During the six months ended October 31, 2023, the Company awarded 60,000 shares of common stock to the Vice President of Distro Plus Division valued at $9,690, of which 30,000 shares of common stock was recorded as stock payable of $4,440 as of October 31, 2023.

During the six months ended October 31, 2023 and 2022, the Company incurred management salary of $47,989 and $0 to the Vice President, respectively. As of October 31, 2023 and April 30, 2023, salary payable was $4,440 and $0, respectively.

Director

During the six months ended October 31, 2023, the Company awarded 1,050,000 shares of common stock to the Director valued at $177,338, of which 237,500 shares of common stock was recorded as stock payable of $35,150 as of October 31, 2023.

During the six months ended October 31, 2023 and 2022, the Company incurred consulting fees of $12,000 and $0 to the Director, respectively.

As of October 31, 2023 and April 30, 2023, the amount due to the related parties was $66,415 and $253,325, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable at October 31, 2023 and April 30, 2023, consists of the following:

	October 31, 2023	April 30, 2023
Dated June 16, 2021	$20,000	$95,000
Dated September 8, 2021	168,000	168,000
Total convertible notes payable, gross	188,000	263,000
Less: Unamortized debt discount	-	-
Total convertible notes	$188,000	$263,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the six months ended October 31, 2023, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. As of October 31, 2023, the debt discount was fully amortized. As of October 31, 2023 and April 30, 2023, the convertible note principal balance was $20,000 and $95,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023 and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. As of October 31, 2023, the debt discount was fully amortized. As of October 31, 2023 and April 30, 2023, the convertible note was $168,000.

During the six months ended October 31, 2023, and 2022, the Company recorded interest expense of $9,726 and $19,631, respectively. As of October 31, 2023 and April 30, 2023, the accrued interest payable was $73,569 and $63,843, respectively.

As of October 31, 2023 and April 30, 2023, the convertible note payable was $188,000 and $263,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable at October 31, 2023, and April 30, 2023, consists of the following:

	October 31, 2023	April 30, 2023
June 2022	$-	$20,000
August 2022	137,500	137,500
September 2022	110,000	110,000
October 2022	251,350	302,500
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	220,000	220,000
March 2023	55,000	105,000
April 2023	220,000	220,000
May 2023	102,300	-
June 2023	376,200	-
August 2023	165,000	-
September 2023	125,000	-
Total promissory notes payable, gross	2,152,850	1,505,500
Less: Unamortized debt discount	(135,183)	(293,952)
Total promissory notes	$2,017,667	$1,211,548

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of One Year

•	Weighted Average Remaining Term of 0.34 year.

•	Annual interest rate of 10%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the six months ended October 31, 2023 and 2022, the Company issued promissory notes for aggregate principal amount of $768,500 and $625,000 for proceeds of $708,500 and $575,000, respectively.

During the six months ended October 31, 2023, the Company made repayment on principal balance of promissory notes of $103,000 and accrued interest of promissory notes of $5,941.

During the six months ended October 31, 2023, the Company issued 113,437 shares of common stock for the repayment of $18,150 of a promissory note.

During the six months ended October 31, 2023, the Company issued an aggregate of 400,000 shares of common stock for term extension of three promissory notes. This amount is reflected in interest expense in the statements of operations.

During the six months ended October 31, 2023, the Company issued 786,000 shares of common stock as loan inducements for promissory notes of $478,500 issued on the same dates.

During the six months ended October 31, 2023, the Company recorded stock payable of $24,245 for outstanding 384,000 stock for loan inducements of promissory notes issued during the six months ended October 31, 2023.

During the six months ended October 31, 2023, the Company recorded stock payable of $13,493 for interest and fees on a promissory note upon issuance of the note on the same date.

During the six months ended October 31, 2023, and 2022, the Company recorded interest expense of $109,094 and $8,542, respectively. As of October 31, 2023 and April 30, 2023, the accrued interest payable was $145,304 and $55,643, respectively.

NOTE 10 – LEASES

In March 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are four years with APR ranged from 10.96% to 18%. The Company made downpayment of $5,000 on two vehicles and $6,500 on one vehicle.

During the six months ended October 31, 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are six years with APR ranged from 13.44% to 15.81%. The Company made downpayment of $5,000 on two vehicles.

As of October 31, 2023 and April 30, 2023, the finance lease obligations included in current liabilities was $41,844 and $25,383 and finance lease obligations included in non-current liabilities was $169,126 and $88,221, respectively. During the six months ended October 31, 2023, interest expense was $7,184 and depreciation on the right-of-used assets was $18,649.

As of October 31, 2023, the Company had the following lease obligations:

	Discount		October 31,	April 30,
	Rate	Maturity	2023	2023
Current	6.13% - 10.51%	March 2027 - July 2029	$41,844	$25,383
Non-current	6.13% - 10.51%	March 2027 - July 2029	169,126	88,221
			$210,969	$113,604

The following table summarizes the maturity of our lease liabilities as of October 31, 2023:

Balance - April 30, 2023	$113,604
Lease liability additions	111,960
Repayment of Lease liability	(21,779)
Imputed interest	7,185
Balance - October 31, 2023	$210,969

Year Ended April 30,
2024	$29,059
2025	58,118
2026	58,118
2027	55,247
2028	23,661
Thereafter	29,722
Total lease payments	253,925
Less: imputed interest	(42,955)
Lease liabilities	$210,969

As of October 31, 2023, the Company has right-of-use assets as follows:

Balance - April 30, 2023	$129,367
Additions	121,960
Depreciation	(18,649)
Balance - October 31, 2023	$232,678

NOTE 11 - COMMITTMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash. As of October 31, 2023, the lease is currently on month-to-month basis.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending March 31, 2024, at a cost of $3,600 per month.

 The leases are exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to October 31, 2023, and through the date that these financials were issued, the Company had the following subsequent events:

On November 14, 2023, the Company issued a promissory note for cash proceeds $100,000. The note matures on May 14, 2024 and accrues interest at 18% per annum plus a one-time payment of 80,000 shares paid to noteholder to cover earned fees related to the Note.

On November 24, 2023, the Company issued a promissory note for cash proceeds $100,000. The note matures on March 24, 2024 and accrues interest at 18% per annum plus a one-time payment of 80,000 shares paid to noteholder to cover earned fees related to the Note.

On November 30, 2023, the Company entered into a severance agreement with the President of Distro Plus Division. The Company agrees to one-time severance payment of $4,615, six consecutive monthly payments of $5,000 starting in December 2023 on deferred compensation and issuance of 158,333shares of restricted common stocks.

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

On October 3, 2023, the Company was informed that Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC (“Pinnacle”) had sold a portion of its business to GreenGrowth CPAs (“GreenGrowth”). On November 10, 2023, the Company engaged and executed an agreement with GreenGrowth, as the Company’s new independent accountant to replace Pinnacle.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended October 31, 2023 and 2022, and the six months ended October 31, 2023 and 2022 which are included herein.

Three Months Ended October 31, 2023, Compared to the Three Months October 31, 2022

	Three Months Ended
	October 31,
	2023	2022	Changes	%

Revenues	$1,217,570	$64,658	$1,152,912	1,783%
Cost of revenue	1,016,805	44,528	972,277	2,184%
Gross Profit	200,765	20,130	180,635	897%
Operating Expenses	(957,138)	(1,363,741)	406,603	(30)%
Loss from Operations	(756,373)	(1,343,611)	587,238	(44)%
Other Expenses	(218,697)	(62,651)	(156,046)	249%
Net Loss	$(975,070)	$(1,406,262)	$431,192	(31)%

Revenues

We had revenues of $1,217,570 from operations during the three months October 31, 2023, as compared to $64,658 of revenues during the three months ended October 31, 2022. The increase in revenue is attributed to increased business activities during the three months ended October 31, 2023.

Net Loss

Our unaudited financial statements report a net loss of $975,070 for the three months ended October 31, 2023, compared to a net loss of $1,406,262 for the three months ended October 31, 2022. The decrease in net loss was due to an increase in revenue and a decrease in operating expenses.

Expenses

Our operating expenses for the three months ended October 31, 2023 were $957,138 compared to $1,363,741 for the three months ended October 31, 2022. Operating expenses for the three months ended October 31, 2023 consisted of $321,033 in general and administrative, $455,077 in professional fees, $66,415 in professional fees – related parties and $114,613 in management fees and salaries – related parties. Operating expenses for the three months ended October 31, 2022 consisted of $74,848 in general and administrative, $633,140 in professional fees, $512,288 in professional fees – related parties and $143,465 in management fees and salaries – related parties. The decrease in operating expenses during the three months ended October 31, 2023 was mainly due to the decrease in professional fees, professional fees – related parties and management fees and salaries- related parties.

Our other expenses for the three months ended October 31, 2023 were $218,697 compared to $62,651 for the three months ended October 31, 2022. During the three months ended October 31, 2023 and 2022, the Company incurred interest expense from loans of $88,620 and $17,314,interest expense from finance leases of $4,369 and $0 and debt discount amortization of $125,708 and $45,337, respectively.

Six Months Ended October 31, 2023, Compared to the Six Months October 31, 2022

	Six Months Ended
	October 31,
	2023	2022	Changes	%

Revenues	$2,188,305	$82,321	$2,105,984	2,558%
Cost of revenue	(1,763,836)	(57,621)	(1,706,215)	2,961%
Gross Profit	424,469	24,700	399,769	1,618%
Operating Expenses	(2,112,228)	(1,715,715)	(396,513)	23%
Loss from Operations	(1,687,759)	(1,691,015)	3,256	0.2%
Other Expenses	(505,119)	(92,093)	(413,026)	448%
Net Loss	$(2,192,878)	$(1,783,108)	$(409,770)	23%

Revenues

We had revenues of $2,188,305 from operations during the six months October 31, 2023, as compared to $82,321 of revenues during the six months ended October 31, 2022. The increase in revenue is attributed to an increase in business activities during the six months ended October 31, 2023.

Net Loss

Our unaudited financial statements report a net loss of $2,192,878 for the six months ended October 31, 2023, compared to a net loss of $1,783,108 for the six months ended October 31, 2022. The increase in net loss was due to an increase in operating expenses and other expenses.

Expenses

Our operating expenses for the six months ended October 31, 2023 were $2,112,228 compared to $1,715,715 for the six months ended October 31, 2022. Operating expenses for the six months ended October 31, 2023 consisted of $652,543 in general and administrative and $893,770 in professional fees, $323,714 in professional fees – related parties and $242,201 in management fees and salaries – relates parties.  Operating expenses for the six months ended October 31, 2022 consisted of $115,619 in general and administrative, $809,961 in professional fees, $557,963 in professional fees – related parties and $232,172 in management fees and salaries – related parties. The increase in operating expenses during the six months ended October 31, 2023 was mainly due to the increase in general and administrative and professional fees.

During the six months ended October 31, 2023, the Company incurred stock-based compensation of $262,135 for common stock award to consultants and $323,714for common stock award to related parties, as compared to stock-based compensation of $663,010 for common stock award to consultants and $557,963 for common stock award to related parties during the six months ended October 31, 2022. Stock-based compensation was recorded under professional fees in the statements of operations.

Our other expenses for the six months ended October 31, 2023 were $505,119 compared to $92,093 for the six months ended October 31, 2022. During the six months ended October 31, 2023 and 2022, the Company incurred interest expense from loans of $195,652 and $28,246, interest expense from finance leases of $7,252 and $0 and debt discount amortization of $302,215 and $63,847, respectively.

Liquidity and Financial Condition

Working Capital

	October 31,	April 30,
	2023	2023

Current Assets	$432,886	$325,458
Current Liabilities	$3,687,727	$2,389,691
Working Capital (Deficiency)	$(3,254,841)	$(2,064,233)

Our total current assets as of October 31, 2023 were $432,886 as compared to total current assets of $325,458 as of April 30, 2023 due to the increases in inventory, accounts receivable and cash.

Our total current liabilities as of October 31, 2023 were $3,687,727 as compared to total current liabilities of $2,389,691 as of April 30, 2023 due primarily to the increase in promissory note payable, accounts payable, accrued interest and finance lease liabilities.

Our working capital deficit on October 31, 2023 was $3,254,841 as compared to working capital deficit of $2,064,233 as of April 30, 2023 due to the factors noted above.

Cash Flows

	Six Months Ended
	October 31,
	2023	2022

Cash Flows used in Operating Activities	$(712,115)	$(433,526)
Cash Flows used in Investing Activities	(28,000)	(26,553)
Cash Flows provided by Financing Activities	758,721	641,750
Net increase in cash during period	$18,606	$181,671

Operating Activities

Net cash used in operating activities was $712,115 for the six months ended October 31, 2023 compared with $433,526 net cash used in operating activities during the same period in 2022.

During the six months ended October 31, 2023, net cash used in operating activities was attributed to net loss of $2,192,878 decreased by stock-based compensation of $585,849, interest expense of promissory note extension of $76,520, interest expense for promissory note of $13,493, stock payable for lease expense of $14,315, depreciation of furniture and equipment of $12,845, depreciation of right-of-use assets of $18,649, amortization of intangible assets of $14,259, amortization of promissory note discount of $302,215 and interest expense on finance lease of $7,184 and a net change n operating assets and liabilities of $435,433.

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

Investing Activities

During the six months ended October 31, 2023 and 2022, we used $28,000 and $0, respectively, in investing activities.

During the six months ended October 31, 2023, the Company acquired an automobile of $28,000.

During the six months ended October 31, 2022, the Company acquired intangible assets by cash of $26,553.

Financing Activities

During the six months ended October 31, 2023, net cash from financing activities was $758,721 compared to $641,750 during the same period in 2022. Cash flows from financing activities during the six months ended October 31, 2023 were derived from proceeds from issuance of promissory notes totalling of $708,500 and issuance of series C preferred shares totalling $175,000 offset by repayment for finance leases of $21,779 and repayment of promissory notes of $103,000. Proceeds from financing activities during the six months ended October 31, 2022 were derived from proceeds from issuance of promissory notes totalling of $575,000, proceeds from issuance of common stock of $24,750 and proceeds from warrants exercised of $42,000.

Going Concern

As of October 31, 2023, we had cash on hand of $74,102. We generated revenues of $2,188,305 and gross profit of $424,469 during the six months ended October 31, 2023, but incurred net loss of $2,192,878 during the period and a cumulative net loss of $36,694,991 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2023. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2023.

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

On October 11, 2023 our litigation law firm, Kass Shuler, P.A. was required to file a lawsuit in Hillsborough Florida 13th Judicial Court, against our Company to interrupt the statute of limitations for the balance due on their legal fees for a successful past litigation. Our Company is in active discussions for what management believes will be an amicable resolution, the amount at issue exceeds $50,000 and is believed to be less than $250,000.

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

On August 15, 2023, the Company issued 100,000 shares of common stock for term extension of a promissory note.

On August 29, 2023, the Company issued 150,000 shares of common stock to a consultant for services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None
(b)	None
(c)

Rule 10b5-1 Trading Plans. During the three months ended October 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Certification of Designation for Series C Preferred Stock

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

GPO PLUS, INC.
(Registrant)

Dated: December 19, 2023	/s/ Brett H. Pojunis
Brett H. Pojunis
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

