Form 10-Q
period 2024-01-31
GPO Plus, Inc.
filed 2024-03-22
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 333-213744

GPO PLUS, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1817132
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120

(Address of principal executive offices)

(855)935-9111

(Registrant’s telephone number, including area code)

____________________________________________________________

Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

45,723,860 common shares issued and outstanding as of March 15, 2024.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on August 31, 2023 (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

GPO PLUS, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2024 (UNAUDITED)

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

	January 31,	April 30,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$406,662	$55,496
Accounts receivable	32,470	43,614
Prepaid expenses	8,844	69,351
Inventory	419,500	156,997
Total Current Assets	867,476	325,458

Finance lease right-of-use assets, net	221,109	129,367
Property and equipment, net	111,738	72,886
Intangible assets, net	40,902	62,290
TOTAL ASSETS	$1,241,225	$590,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,399,842	517,037
Accrued interest	274,621	119,488
Accrued liabilities - related parties	232,800	253,235
Convertible note payable, net of debt discount of $0	188,000	263,000
Promissory note payable, net of debt discount of $84,656 and $293,952, respectively	2,418,194	1,211,548
Other current liabilities	346,003	-
Finance lease liabilities	42,766	25,383
Total Current Liabilities	4,902,226	2,389,691

Finance lease liabilities - non-current	157,474	88,221
Total Liabilities	5,059,700	2,477,912

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 and 28,750 shares issued and outstanding at January 31, 2024 and April 30, 2023 respectively	167,154	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 49.5 shares and 0 shares issued and outstanding at January 31, 2024 and April 30, 2023, respectively	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 44,108,860 and 39,454,300 shares issued and outstanding at January 31, 2024 and April 30, 2023, respectively	4,412	3,947
Additional paid in capital	31,838,476	30,635,238
Accumulated deficit	(37,578,629)	(34,502,113)
Total Stockholders' Deficit	(5,735,629)	(3,862,816)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,241,225	$590,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

Revenues	$1,089,583	$104,620	$3,277,888	$186,941
Cost of revenue	928,413	64,852	2,692,249	122,473
Gross Profit	161,170	39,768	585,639	64,468

Operating Expenses
General and administrative	453,012	178,628	1,105,555	294,247
Professional fees	328,436	317,361	1,222,206	1,127,322
Professional fees - related parties	28,194	128,234	351,908	686,197
Management fees and salaries - related parties	98,764	152,560	340,965	384,732
Total Operating Expenses	908,406	776,783	3,020,634	2,492,498

Loss from operations	(747,236)	(737,015)	(2,434,995)	(2,428,030)

Other Income (Expense)
Other income	8,800	-	8,800	-
Interest expense	(145,202)	(134,144)	(650,321)	(226,237)
Total Other Income (Expense)	(136,402)	(134,144)	(641,521)	(226,237)

Net Loss	$(883,638)	$(871,159)	$(3,076,516)	$(2,654,267)

Net Loss Per Common Share: Basic and Diluted	$(0.02)	$(0.03)	$(0.07)	$(0.08)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	44,223,860	33,807,556	42,527,926	32,795,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

			Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 30, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	39,454,300	$3,947	$30,635,238	$(34,502,113)	$(3,862,816)

Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	-	-	613,437	61	93,089	-	93,150
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,217,808)	(1,217,808)
Balance, July 31, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	40,067,737	$4,008	$30,728,327	$(35,719,921)	$(4,987,474)

Issuance of common stock for conversion of Founders Series A Non-Voting Redeemable Preferred Stock	(7,500)	(57,751)	-	-	-	-	-	-	-	-	400,000	40	57,711	-	57,751
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	18	-	-	-	-	-	175,000	-	175,000
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	400,000	40	76,480	-	76,520
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	786,000	79	59,122	-	59,201
Issuance of common stock to related parties for services	-	-	-	-	-	-	-	-	-	-	1,470,279	147	257,152	-	257,299
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	984,844	98	173,700	-	173,798
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(975,070)	(975,070)
Balance, October 31, 2023	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	18	$-	115,000	$12	44,108,860	$4,412	$31,527,492	$(36,694,991)	$(5,162,975)

Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	32	-	-	-	-	-	320,000	-	320,000
Adjustment for Issuance of common stock for settlement of payable for assets acquisition	-	-	-	-	-	-	-	-	-	-	-	-	(8,800)	-	(8,800)
Adjustment on Valuation of common stock issued	-	-	-	-	-	-	-	-	-	-	-	-	(216)	-	(216)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(883,638)	(883,638)
Balance, January 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	50	$-	115,000	$12	44,108,860	$4,412	$31,838,476	$(37,578,629)	$(5,735,629)

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	31,361,572	$3,136	$27,795,797	$(30,466,600)	$(2,667,555)
Stock based compensation	-	-	-	-	-	-	-	-	61,000	6	12,804	-	12,810
Stock based compensation - related party	-	-	-	-	-	-	-	-	217,500	22	45,653	-	45,675
Issuance of common stock for lease	-	-	-	-	-	-	-	-	23,810	2	4,998	-	5,000
Issuance of common stock for cash	-	-	-	-	-	-	-	-	6,500	1	9,749	-	9,750
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	280,000	28	41,972	-	42,000
Issuance of common stock for intangible assets	-	-	-	-	-	-	-	-	200,000	20	58,980	-	59,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	75,000	8	15,742	-	15,750
Issuance of common stock for salary payable - related party	-	-	-	-	-	-	-	-	80,000	8	35,192	-	35,200
Net loss	-	-	-	-	-	-	-	-	-	-	-	(376,846)	(376,846)
Balance, July 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	32,305,382	$3,231	$28,020,887	$(30,843,446)	$(2,819,216)
Stock based compensation	-	-	-	-	-	-	-	-	520,000	52	568,148	-	568,200
Stock based compensation - related party	-	-	-	-	-	-	-	-	308,460	31	512,257	-	512,288
Issuance of common stock for lease	-	-	-	-	-	-	-	-	7,500	1	13,949	-	13,950
Issuance of common stock for cash	-	-	-	-	-	-	-	-	10,000	1	14,999	-	15,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	133,333	13	19,987	-	20,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	1,000,000	100	305,052	-	305,152
Forgiveness of related party loan	-	-	-	-	-	-	-	-	-	-	145,737	-	145,737
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,406,262)	(1,406,262)
Balance, October 31, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	34,284,675	$3,429	$29,601,016	$(32,249,708)	$(2,645,151)
Stock based compensation	-	-	-	-	-	-	-	-	175,000	18	36,732	-	36,750
Stock based compensation - related party	-	-	-	-	-	-	-	-	610,641	61	128,174	-	128,235
Issuance of common stock for lease	-	-	-	-	-	-	-	-	32,808	3	6,887	-	6,890
Issuance of common stock for furniture and equipment	-	-	-	-	-	-	-	-	400,000	40	75,960	-	76,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	999,999	100	149,900	-	150,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	700,000	70	55,208	-	55,278
Cancellation of common stock - related party	-	-	-	-	-	-	-	-	(1,369,333)	(137)	137	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(871,159)	(871,159)
Balance, January 31, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	35,833,790	$3,584	$30,054,014	$(33,120,867)	$(3,063,157)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,076,516)	$(2,654,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	355,575	917,089
Stock based compensation for services - related parties	351,908	686,198
lease expense settled by common stock	-	25,840
Other income from issuance of common stock for assets acquisition	(8,800)	-
Non-cash interest expense for promissory note extension	76,520	-
Non-cash interest expense for promissory note	13,493	-
Stock payable for lease expense	21,815	-
Depreciation of furniture and equipment	20,650	858
Depreciation of right-of-use-assets	30,218	-
Amortization of intangible assets	21,388	16,134
Amortization of promissory note discount	386,890	156,019
Amortization of convertible note discount	-	15,480
Interest expense on finance lease	11,593	-
Changes in operating assets and liabilities:
Accounts receivable	11,144	(6,891)
Prepaid expenses	26,207	-
Inventory	288,079	(23,071)
Accounts payable and accrued liabilities	332,224	60,191
Accrued interest	155,133	54,663
Accrued liabilities - related parties	(20,435)	-
Deposit	-	7,900
Net cash used in Operating Activities	(1,002,914)	(743,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(26,553)
Purchase of property and equipment	(59,503)	-
Net cash used in Investing Activities	(59,503)	(26,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(36,917)	-
Proceeds from issuance of common stock	-	24,757
Proceeds from exercise of warrants	-	42,000
Proceeds from issuance of promissory notes	1,058,500	925,000
Repayment of promissory notes	(103,000)	-
Proceeds from issuance of series C preferred shares	495,000	-
Net cash provided by Financing Activities	1,413,583	991,757

Net change in cash for period	351,166	221,347
Cash at beginning of period	55,496	2,877
Cash at end of period	$406,662	$224,224

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,941	$74

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loan	$-	$145,737
Recognition of finance lease right-of-use assets	$121,960	$-
Stock payable for note inducement	$58,393	$-
Issuance of common stock for intangible assets	$-	$59,000
Issuance of common stock for note inducement	$59,201	$376,180
Issuance of common stock for salary payable - related party	$-	$35,200
Issuance of common stock for conversion of debts	$93,150	$170,000
Issuance of common stock for conversion of Founders Series A	$57,751	$-
Issuance of common stock for furniture and equipment	$-	$76,000
Cancellation of common stock by related party	$-	$137

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

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

GPO Plus (GPOX) is a product development, manufacturing, and distribution company which offers a diverse portfolio of high-quality innovative products sold directly to consumers and retailers. Our business is organized around three key areas: products (developing and manufacturing), distribution (getting our products to customers), and sales and marketing (selling and promoting our products). Our goal is to expand our product line and distribution reach to meet market demand and the needs of our customers.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of January 31, 2024, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $37,578,629. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 31, 2023.

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

As of January 31, 2024 and April 30, 2023, the Company had cash of $406,662 and $55,496, respectively.

Accounts Receivable

Accounts receivables are recorded in accordance with ASC 310, “Receivables,” at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of January 31, 2024 and April 30, 2023, the Company had accounts receivable of $32,470 and $43,614, respectively.

As of January 31, 2024, the Company has three customers concentrated over 10% of the accounts receivable at 59%. 27% and 19%, respectively.

As of April 30, 2023, the Company has two customers concentrated over 10% of the accounts receivable at 67% and 27%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of January 31, 2024 and April 30, 2023, prepaid expenses were $8,844 and $69,351, respectively. As of January 31, 2024 and April 30, 2023, $6,844 and $67,351 was a prepayment for common shares issued to consultants, respectively, and $2,000 is related to a security deposit for an office premise.

	January 31,	April 30,
	2024	2023
Security Deposit	$2,000	$2,000
Prepayment for shares issued to consultants	6,844	67,351
Total	$8,844	$69,351

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of January 31, 2024, the Company accessed that there was no slow moving or obsolete inventory so no reserves are considered necessary. The Company continuously evaluates the adequacy of these reserves and adjusts these reserves as required.

As of January 31, 2024 and April 30, 2023, the Company had finished goods inventory of $419,500 and $156,997, respectively. As of January 31, 2024, the Company had $24,195 of Mr. Vapor inventory, $45,218 of Nutriumph inventory, $28,680 of Distro inventory and $321,407 of Loon inventory. As of April 30, 2023, the Company had $124,437 of Mr. Vapor inventory and $32,560 of Nutriumph inventory. (Note 4)

Intangible Assets

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

Furniture and Equipment	3-5 years
Computer Equipment	2 years
Automobile	5 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended January 31, 2024 and 2023, no impairment losses have been identified.

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

GPOPlus+ (GPOX)

GPO Plus (GPOX) is a product development, manufacturing, and distribution company which offers a diverse portfolio of high-quality innovative products sold directly to consumers and retailers. Our business is organized around three key areas: products (developing and manufacturing), distribution (getting our products to customers), and sales and marketing (selling and promoting our products). Our goal is to expand our product line and distribution reach to meet market demand and the needs of our customers. Our business is organized around four key areas:

•	Products (developing and manufacturing unique products)

•	Distribution (getting our products to customers through our Direct to Store Delivery "DSD.")

•	Sales and Marketing (selling and promoting our Products and our Company)

We successfully deployed our new “White Glove” Direct to Store (“DSD”) service. This service includes new point of sale displays for our flagship brand “The Feel -Good Shop+” and “Nicotine Shops.” To implement the new DSD service program GPOX created “Mini Hubs” supported by a Regional Distribution Hubs. Currently, GPOX services approximately 570 stores across 12 states centralized in the Southwest and Midwest regions of the United States.

During the nine months ended January 31, 2024 and 2023, the Company recognized $3,277,863 and $186,425 of revenues related to merchandise and product sales, and $25 and $516 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $3,277,888 and $186,941, respectively. The Company incurred cost of revenue of $2,692,249 and $122,473 and generated gross profit of $585,639 and $64,468 during the nine months ended January 31, 2024 and 2023, respectively. In regard to the sales that occurred during the nine months ended January 31, 2024 and 20223, there are no unfulfilled obligations related to the merchandise and product sales.

During the nine months ended January 31, 2024, the Company has one customer contributed over 10% of total sales at 95%.

During the nine months ended January 31, 2023, the Company has one customer contributed over 10% of total sales at 96%.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities refers to trade payable to non-affiliate vendors and payroll liabilities to employees. As of January 31, 2024 and April 30, 2023, accounts payable and accrued liabilities was $1,399,842 and $517,037, comprised of trade payable of $1,361,368 and $514,337 and payroll liabilities of $38,474 and $2,700, respectively.

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

During the nine months ended January 31, 2024 and 2023, the Company recorded $707,483 stock-based compensation expense and $1,603,287 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $24,300 and $299,337, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Nine months ended
	January 31,
	2024	2023
Common stock award to consultants	$355,575	$917,089
Common stock award to management and executives - related parties	351,908	686,198
	$707,483	$1,603,287

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the nine months ended January 31, 2024 and 2023, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	January 31,	January 31,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	188,000	263,000
Warrants	168,000	168,000
Common Stock Payable	2,440,863	-
	3,796,863	1,431,000

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding at January 31, 2024 and 2023, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of January 31, 2024 and 2023, convertible shares from the Company’s non-affiliate convertible notes were 188,000 shares and 263,000 shares, respectively. (Note 8)

As of January 31, 2024 and 2023, the outstanding warrants issued in connection with these convertible notes were 168,000 and 168,000, respectively. (Note 6)

As of January 31, 2024 and 2023, the Company had stock payable of $346,003 and $0 for outstanding 2,440,863 shares and 0 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Nine Months Ended
	January 31,
	2024	2023
Net loss per share, basic diluted	$(0.07)	$(0.08)
Net loss per common shares outstanding:
Founders Class A Common stock	$(26.75)	$(23.08)
Ordinary Common stock	$(0.07)	$(0.08)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	42,412,926	32,680,117
Total weighted average shares outstanding	42,527,926	32,795,117

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

The inventory acquired are Nutriumph Products for resale purposes. These inventory items have been sold during the year ended April 30, 2023.

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $21,388 and $16,134 for the nine months ended January 31, 2024 and 2023, recorded as general and administrative expense. As of January 31, 2024 and April 30, 2023, the intangible assets were $40,902 and $62,290, net of accumulated amortization of $44,651 and $23,263. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2024 (excluding the nine months ended January 31, 2024)	$7,127
2025	28,518
Thereafter	5,257
$40,902

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of January 31, 2024 and April 30, 2023, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$72,504	$9,215	$-	$81,719
Additions	-	-	59,503	59,503
January 31, 2024	$72,504	$9,215	$59,503	$141,222

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$7,681	$1,152	$-	$8,833
Additions	15,607	3,456	1,588	20,651
January 31, 2024	$23,288	$4,608	$1,588	$29,484

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$64,823	$8,063	$-	$72,886
January 31, 2024	$49,216	$4,607	$57,915	$111,738

On April 30, 2023, the Company issued 400,000 shares of common stock at $0.19 per share based on the Company's stock price on December 13, 2022, the date of the asset purchase agreement, for total consideration of $76,000 to acquire furniture and warehouse equipment of $66,785 and computer equipment of $9,215. During the three months ended January 31, 2024, the Company recorded other income of $8,800 generated through the settlement of assets purchase with issuance of common stock from the difference between Company’s stock price at December 13, 2022 of $0.19 and stock price at April 30, 2023 of $0.168.

On October 23, 2023, the Company acquired an automobile of $28,000.

As of January 31, 2024 and April 30, 2023, Property and Equipment was $111,738 and $72,886, respectively. Depreciation expenses of $20,650 and $858 was incurred during the nine months ended January 31, 2024 and 2023, respectively.

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

Equity Compensation Plans

On March 27, 2023, the board of directors and majority shareholder of the Company approved the adoption of the GPO Plus, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). The purpose of the 2023 Equity Incentive Plan is to foster and promote the Company’s long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2023 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in the Company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of the Company’s business is largely dependent. A total of 2,200,000 shares of common stock are reserved and may be issued under the 2022 Equity Incentive Plan. The 2023 Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors, and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits.

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

Ordinary Common Stock

Nine months ended January 31, 2024

During the nine months ended January 31, 2024, the Company issued 613,437 shares of common stock for the conversion of convertible note principal of $93,150. (Note 8)

During the nine months ended January 31, 2024, the Company issued 400,000 shares of common stock for the conversion of 7,500 founders series A non-voting redeemable preferred Stock of $57,751.

During the nine months ended January 31, 2024, the Company issued 400,000 shares of common stock for term extension of three promissory notes.

During the nine months ended January 31, 2024, the Company issued 786,000 shares of common stock as loan inducements for promissory notes of $478,500 issued on the same dates.

During the nine months ended January 31, 2024, the Company issued 1,470,279 shares of common stock to senior management and executives at $257,083 for services.

During the nine months ended January 31, 2024, the Company issued 984,844 shares of common stock to consultants and employees at $173,798 for services.

Nine months ended January 31, 2023

During the nine months ended January 31, 2023, the Company issued 150,333 shares of common stock to consultants and employees at $449,452 for services.

During the nine months ended January 31, 2023, the Company issued 1,136,601 shares of common stock to executives at $686,198 for services.

During the nine months ended January 31, 2023, the Company issued 305,000 shares of common stock for prepaid expenses at $168,300 to consultants for services.

During the nine months ended January 31, 2023, the Company issued 64,118 shares of common stock to landlord at $25,840 for lease payment on office premise.

During the nine months ended January 31, 2023, the Company issued 16,500 shares of common stock for cash proceed of $24,757.

During the nine months ended January 31, 2023, the Company issued 280,000 shares of common stock through the exercise of warrant shares from the convertible note of $280,000 issued on June 16, 2021, for proceeds of $42,000.

During the nine months ended January 31, 2023, the Company issued 400,000 shares of common stock for the acquisition of $76,000 in property and equipment from an unaffiliated firm.

During the nine months ended January 31, 2023, pursuant to an asset purchase agreement to acquire assets from Nutriumph, the Company made a $50,000 cash payment and issued 200,000 shares of common stock at $0.30 per share totalling $59,000.

During the nine months ended January 31, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000.

During the nine months ended January 31, 2023, the Company issued 1,775,000 shares at total value of $216,765 to noteholders as inducement for promissory notes.

During the nine months ended January 31, 2023, the Company issued 80,000 shares of common stock at $35,200 to the VP Sales and Marketing of the Company in payment of accrued salary.

During the nine months ended January 31, 2023, in pursuant of their resignation agreement, the COO of the Company returned 1,369,333 shares of common stock to the Company. The returned shares were immediately cancelled.

As of January 31, 2024 and April 30, 2023, the issued and outstanding ordinary common stock was 44,108,860 and 39,454,300 shares, respectively.

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

During the nine months ended January 31, 2024, the Company issued 400,000 shares of common stock for the conversion of 7,500 founders series A non-voting redeemable preferred stock of $57,751.

As of January 31, 2024 and April 30, 2023, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of January 31, 2024 and April 30, 2023, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of January 31, 2024 and April 30, 2023, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Series C Preferred Stock

During the nine months ended January 31, 2024, the Company issued 49.5 Shares of series C preferred stock for cash proceed of $495,000

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

As of January 31, 2024 and April 30, 2023, the Company had 49.5 Shares of series C preferred stock issued and outstanding, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended January 31, 2024 and year ended April 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2022	448,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	(280,000)	0.15
Forfeited	-	-
Balances as of April 30, 2023	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of January 31, 2024	168,000	$1.25

The fair value of the warrants on the date of grant was estimated at $263,060 using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555%-591%
Expected dividend yield	-
Risk-free interest rate	0.41%-0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of January 31, 2024:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	0.61	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at January 31, 2024, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of January 31, 2024, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.1451 on January 31, 2024.

Stock Payable

As of January 31, 2024, the Company had stock payable of $346,003 for outstanding 2,440,863 common shares, comprised of stock payable of $94,825 for outstanding 637,083 common shares to related parties and stock payable of $251,178 for outstanding 1,803,780 common shares to non-affiliates, respectively. As of January 31, 2024 and through the date of these financials statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets

During the nine months ended January 31, 2024, the Company recorded stock payable of $21,815 for outstanding 148,365 stock for office rent.

During the nine months ended January 31, 2024, the Company recorded stock payable of $58,393 for outstanding 664,000 stock for loan inducements of promissory notes issued during the nine months ended January 31, 2024.

During the nine months ended January 31, 2024, the Company recorded stock payable of $13,493 for outstanding 75,000 stock related to interest and fees on promissory notes issued during the nine months ended January 31, 2024.

During the nine months ended January 31, 2024, the Company recorded stock payable of $157,477 for outstanding 916,415 common shares to consultants and employees for services.

During the nine months ended January 31, 2024, the Company recorded stock payable of $94,825 for outstanding 637,083 common shares to executives and senior management. (Note 7).

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the nine months ended January 31, 2024 and 2023, and shareholding and salary payable as of January 31, 2024 and April 30, 2023, are summarized as below:

Nine Months Ended January 31, 2024

Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$81,155	$-	$29,256
Advisor - Affiliate	-	45,000	-
President - Distro Plus	104,196	-	93,240
Operational Manager	21,440	-	28,923
VP - Distro Plus	77,174	-	15,102
Director	-	12,000	185,387
	$283,965	$57,000	$351,908

Nine Months Ended January 31, 2023

Title	Wages Expense	Management/Consulting Fees	Stock Compensation
(5) CEO	$49,335	$-	$142,500
Advisor - Affiliate	-	45,000	-
(1) President	15,000	-	13,125
(2) COO	15,000	-	13,125
(3) Interim CFO	23,762	118,188	473,698
(4) VP Sales and Marketing	56,816	-	43,750
President - Distro Plus	51,631	10,000	-
	$211,544	$173,188	$686,198

(1)	The President served from December 3, 2021 through October 18, 2022.
(2)	The COO served from December 29, 2021 through November 18, 2022.
(3)	The interim CFO served on consultant basis since August 22, 2022 and is appointed as consultant as of October 31, 2023.
(4)	The VP Sales and Marketing resigned on March 27, 2023, and rejoined as Lead Technologist on April 10, 2023.
(5)	The CEO has been serving as CFO of the Company since Q3 ended January 31, 2023.

As of January 31, 2024

	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable	Stock Payable
CEO and CFO	7,475,000	500,000	-	$7,800	$18,319
Advisor - Affiliate	6,453,000	500,000	175,000	195,000	-
President - Distro Plus	699,806	-	-	30,000	23,239
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	145,000	-	-	-	10,068
Director	1,103,939	-	-	-	43,199
	16,071,397	1,000,000	175,000	$232,800	$94,825

As of April 30, 2023

Title	Common Stock (Shares)	Convertible Series A Preferred (Shares)	Series A non-voting redeemable preferred (Shares)	Salary/Consulting Fees Payable
CEO and CFO	7,412,500	500,000	-	$3,462
Advisor - Affiliate	6,453,000	500,000	175,000	150,000
President	1,824,167	-	-	-
COO	1,056,000	-	-	-
Interim CFO/Consultant	1,455,959	-	-	87,500
VP Sales and Marketing	1,318,002	-	-	5,538
President - Distro Plus	299,799	-	-	4,038
Operational Manager	115,000	-	-	903
VP - Distro Plus	29,380	-	-	1,794
	19,963,807	1,000,000	175,000	$253,235

CEO and CFO

During the nine months ended January 31, 2023, the Company issued 187,500 shares of common stock to the CEO valued at $142,500.

During the nine months ended January 31, 2024, the Company awarded 187,000 shares of common stock to the CEO and CFO valued at $30,132, of which 125,000 shares were recorded as stock payable of $18,319 as of January 31, 2024.

During the nine months ended January 31, 2024 and 2023, the Company incurred management salary expense of $81,155 and $49,335 to the CEO and CFO, respectively. As of January 31, 2024 and April 30, 2023, salary payable was $7,800 and $3,462, respectively.

Advisor - Affiliate

During the nine months ended January 31, 2024 and 2023, the Company incurred consulting fees of $45,000 and $45,000 to the affiliated advisor, respectively. As of January 31, 2024 and April 30, 2023, the total amount due to the affiliated advisor was $195,000 and $150,000, respectively.

President – Distro Plus

On November 30, 2023, the Company entered into a severance agreement with the President of Distro Plus Division. The Company agreed to one-time severance payment of $4,615, six consecutive monthly payments of $5,000 starting in December 2023 on deferred compensation and issuance of 158,333 shares of restricted common stocks.

During the nine months ended January 31, 2023, the Company issued 62,500 shares of common stock to the President valued at $13,125 for services rendered.

During the nine months ended January 31, 2024, the Company awarded 558,340 shares of common stock to the President of Distro Plus Division valued at $93,240, of which 158,333 shares of common stock was recorded as stock payable of $23,239 as of January 31, 2024.

During the nine months ended January 31, 2024 and 2023, the Company incurred management salary of $104,196 and $51,631 to the President, respectively. As of January 31, 2024 and April 30, 2023, salary payable was $30,000 and $4,038, respectively.

Operational Manager

During the nine months ended January 31, 2024, the Company awarded 165,272 shares of common stock to the Operational Manager valued at $28,923.

During the nine months ended January 31, 2024 and 2023, the Company incurred management salary of $21,440 and $0 to the Operational Manager, respectively.

VP – Distro Plus

During the nine months ended January 31, 2024, the Company awarded 90,000 shares of common stock to the Vice President of Distro Plus Division valued at $15,102, of which 60,000 shares of common stock was recorded as stock payable of $10,068 as of January 31, 2024.

During the nine months ended January 31, 2024 and 2023, the Company incurred management salary of $77,174 and $0 to the Vice President, respectively.

Director

During the nine months ended January 31, 2024, the Company awarded 1,106,250 shares of common stock to the Director valued at $185,387, of which 293,750 shares of common stock was recorded as stock payable of $43,199 as of January 31, 2024.

During the nine months ended January 31, 2024 and 2023, the Company incurred consulting fees of $12,000 and $0 to the Director, respectively.

As of January 31, 2024 and April 30, 2023, the amount due to the related parties was $232,800 and $253,325, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable at January 31, 2024 and April 30, 2023, consists of the following:

	January 31, 2024	April 30, 2023
Dated June 16, 2021	$20,000	$95,000
Dated September 8, 2021	168,000	168,000
Total convertible notes payable, gross	188,000	263,000
Less: Unamortized debt discount	-	-
Total convertible notes	$188,000	$263,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the nine months ended January 31, 2024, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. As of January 31, 2024, the debt discount was fully amortized. As of January 31, 2024 and April 30, 2023, the convertible note principal balance was $20,000 and $95,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023, and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. As of January 31, 2024, the debt discount was fully amortized. As of January 31, 2024 and April 30, 2023, the convertible note was $168,000.

During the nine months ended January 31, 2024 and 2023, the Company recorded interest expense of $13,991 and $26,768, respectively. As of January 31, 2024 and April 30, 2023, the accrued interest payable was $77,834 and $63,843, respectively.

As of January 31, 2024 and April 30, 2023, the convertible note payable was $188,000 and $263,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable at January 31, 2024 and April 30, 2023, consists of the following:

	January 31, 2024	April 30, 2023
June 2022	$-	$20,000
August 2022	137,500	137,500
September 2022	110,000	110,000
October 2022	251,350	302,500
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	220,000	220,000
March 2023	55,000	105,000
April 2023	220,000	220,000
May 2023	102,300	-
June 2023	376,200	-
August 2023	165,000	-
September 2023	125,000	-
November 2024	200,000	-
January 2025	150,000	-
Total promissory notes payable, gross	2,502,850	1,505,500
Less: Unamortized debt discount	(84,651)	(293,952)
Total promissory notes	$2,418,199	$1,211,548

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 0.36 years

•	Annual interest rate of 10%-18%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the nine months ended January 31, 2024 and 2023, the Company issued promissory notes for aggregate principal amount of $1,118,500 and $1,015,500 for proceeds of $1,058,500 and $924,000 respectively.

During the nine months ended January 31, 2023, the Company made repayment on principal balance of promissory notes of $103,000 and accrued interest of promissory notes of $5,941.

During the nine months ended January 31, 2024, the Company issued 113,437 shares of common stock for the repayment of $18,150 of a promissory note.

During the nine months ended January 31, 2024, the Company issued an aggregate of 400,000 shares of common stock for term extension of three promissory notes. This amount is reflected in interest expense in the statements of operations.

During the nine months ended January 31, 2024, the Company issued 786,000 shares of common stock as loan inducements for promissory notes of $478,500 issued on the same dates.

During the nine months ended January 31, 2024, the Company recorded stock payable of $58,393 for outstanding 664,000 stock for loan inducements of promissory notes issued during the nine months ended January 31, 2024.

During the nine months ended January 31, 2024, the Company recorded stock payable of $46,325 for outstanding 291,000 stock related to interest and fees on promissory notes issued during the nine months ended January 31, 2024.

During the nine months ended January 31, 2024 and 2023, the Company recorded interest expense of $160,577 and $27,895, respectively. As of January 31, 2024 and April 30, 2023, the accrued interest payable was $196,115 and $55,643, respectively.

NOTE 10 – LEASES

In March 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are four years with APR ranged from 10.96% to 18%. The Company made downpayment of $5,000 on two vehicles and $6,500 on one vehicle.

During the nine months ended January 31, 2024, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are six years with APR ranged from 13.44% to 15.81%. The Company made downpayment of $5,000 on two vehicles.

As of January 31, 2024 and April 30, 2023, the finance lease obligations included in current liabilities was $42,766 and $25,383 and finance lease obligations included in non-current liabilities was $157,474 and $88,221, respectively. During the nine months ended January 31, 2024, interest expense was $11,797 (including late charge of $203)  and depreciation on the right-of-used assets was $30,218.

As of January 31, 2024, the Company had the following lease obligations:

	Discount		January 31,	April 30,
	Rate	Maturity	2024	2023
Current	6.13% - 10.51%	March 2027 - July 2029	$42,766	$25,383
Non-current	6.13% - 10.51%	March 2027 - July 2029	157,474	88,221
			$200,240	$113,604

The following table summarizes the maturity of our lease liabilities as of January 31, 2024:

Balance - April 30, 2023	$113,604
Lease liability additions	111,960
Repayment of Lease liability	(36,917)
Imputed interest	11,594
Balance - January 31, 2024	$200,240

Year Ended April 30,
2024 (excluding nine months ended January 31, 2024)	$14,529
2025	58,118
2026	58,118
2027	55,247
2028	23,661
Thereafter	29,722
Total lease payments	239,395
Less: imputed interest	(39,155)
Lease liabilities	$200,240

As of January 31, 2024, the Company has right-of-use assets as follows:

Balance - April 30, 2023	$129,367
Additions	121,960
Depreciation	(30,218)
Balance - January 31, 2024	$221,109

NOTE 11 - COMMITTMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash. As of January 31, 2024, the lease is currently on month-to-month basis.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending March 31, 2024, at a cost of $3,600 per month.

The leases are exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to January 31, 2024, and through the date that these financials were issued, the Company had the following subsequent events:

On February 15, 2024, the Company issued a promissory note for cash proceeds of $85,000. The note matures on February 15, 2025. A one-time payment of 190,400 shares of common stock will be issued to the noteholder for interest through maturity of the note in addition to commitment fee for 190,400 shares of common stock.

On February 15, 2024, the Company entered into an agreement with one of its holders of a promissory note for $110,000. This promissory note has been partially satisfied by payment of $66,800 and will be fully settled by 240,000 shares of common stock.

On February 16, 2024, the Company issued a promissory note for cash proceeds of $35,000. The note matures on February 16, 2025. A one-time payment of 78,400 shares of common stock will be issued to the noteholder for interest through maturity of the note.

On February 15, 2024, the Company entered into an agreement with one of its holders of a promissory note for $110,000. This promissory note has been reduced to $72,000 and maturity date extended until December 9, 2024, in exchange for 480,000 shares of common stock.

On February 29,2024, the Company entered into an agreement with one of its holders of promissory notes totalling $385,000, These promissory notes have been converted into 43 units of Series C Preferred Stock valued at $430,000.

On March 8, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General Overview

GPO Plus (GPOX) is a product development, manufacturing, and distribution company which offers a diverse portfolio of high-quality innovative products sold directly to consumers and retailers. Our business is organized around three key areas: products (developing and manufacturing), distribution (getting our products to customers), and sales and marketing (selling and promoting our products). Our goal is to expand our product line and distribution reach to meet market demand and the needs of our customers. Our business is organized around four key areas:

•	Products (developing and manufacturing unique products)
•	Distribution (getting our products to customers through our Direct to Store Delivery "DSD.")
•	Sales and Marketing (selling and promoting our Products and our Company)

We successfully deployed our new “White Glove” Direct to Store (“DSD”) service. This service includes new point of sale displays for our flagship brand “The Feel -Good Shop+” and “Nicotine Shops.”. To implement the new DSD service program GPOX created “Mini Hubs” supported by a Regional Distribution Hubs. Currently, GPOX services approximately 570 stores across 12 states centralized in the Southwest and Midwest regions of the United States.

On October 3, 2023, the Company was informed that Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC (“Pinnacle”) had sold a portion of its business to GreenGrowth CPAs (“GreenGrowth”). On November 10, 2023, the Company engaged and executed an agreement with GreenGrowth, as the Company’s new independent accountant to replace Pinnacle.

On February 15, 2024, the Company issued a promissory note for cash proceeds of $85,000. The note matures on February 15, 2025. A one-time payment of 190,400 shares of common stock will be issued to the noteholder for interest through maturity of the note in addition to commitment fee for 190,400 shares of common stock.

On February 15, 2024, the Company entered into an agreement with one of its holders of a promissory note for $110,000. This promissory note has been satisfied by payment of $66,800 and issuing 240,000 shares of common stock.

On February 16, 2024, the Company issued a promissory note for cash proceeds of $35,000. The note matures on February 16, 2025. A one-time payment of 78.400 shares of common stock will be issued to the noteholder for interest through maturity of the note.

On February 15, 2024, the Company entered into an agreement with one of its holders of a promissory note for $110,000. This promissory note has been reduced to $72,000 and maturity date extended until December 9, 2024, in exchange for 480,000 shares of common stock.

On February 29,2024, the Company entered into an agreement with one of its holders of promissory notes totalling $385,000, These promissory notes have been converted into 43 units of Series C Preferred Stock valued at $430,000.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended January 31, 2024 and 2023, and the nine months ended January 31, 2024 and 2023 which are included herein.

Three Months Ended January 31, 2024 Compared to the Three Months January 31, 2023

	Three Months Ended January 31,
	2024	2023	Changes	%
Revenues	$1,089,583	$104,620	$984,963	941
Cost of revenue	$(928,413)	$(64,852)	$(863,561)	1,332
Gross Profit	$161,170	$39,768	$121,402	305
Operation Expenses	$(908,406)	$(776,783)	$(131,623)	17
Loss from Operations	$(747,236)	$(737,015)	$(10,221)	1
Other Income (Expenses)	$(136,402)	$(134,144)	$(2,258)	2
Net Loss	$(883,638)	$(871,159)	$(12,479)	1

Revenues

We had revenues of $1,089,583 from operations during the three months January 31, 2024, as compared to $104,620 of revenues during the three months ended January 31, 2023. The increase in revenue is attributed to increased business activities during the three months ended January 31, 2024.

Net Loss

Our unaudited financial statements report a net loss of $883,638 for the three months ended January 31, 2024, as compared to a net loss of $871,159 for the three months ended January 31, 2023. The increase in net loss was due to increase in operating expenses and other expenses.

Expenses

Our operating expenses for the three months ended January 31, 2024 were $908,406 compared to $776,783 for the three months ended January 31, 2023. Operating expenses for the three months ended January 31, 2024 consisted of $453,012 in general and administrative expenses, $328,436 in professional fees, $28,194 in professional fees for related parties and $98,764 in management fees and salaries for related parties. Operating expenses for the three months ended January 31, 2023 consisted of $178,628 in general and administrative expenses, $317,361 in professional fees, $128,234 in professional fees for related parties and $152,560 in management fees and salaries for related parties. The increase in operating expenses during the three months ended January 31, 2024 was mainly due to the increase in general and administrative. During the three months ended January 31, 2024 and 2023, the Company incurred stock-based compensation of $93,440 and $254,079 for common stock awards to consultants and $28,194 and $128,235 for common stock awards to related parties, respectively. Compensation was recorded under professional fees in the statements of operations.

Other Income (Expenses)

During the three months ended January 31, 2024, the Company recorded other income of $8,800 generated through the settlement of assets purchase with issuance of common stock from the difference between Company’s stock price at December 13, 2022 of $0.19 and stock price at April 30, 2023 of $0.168.

Our other expenses for the three months ended January 31, 2024 were $145,202 compared to $134,144 for the three months ended January 31, 2023.   During the three months ended January 31, 2024, the Company incurred interest expense from loans of $55,983, interest expense from finance leases of $4,545 and debt discount amortization of $84,675. During the three months ended January 31, 2023, the Company incurred interest expense from loans of $26,491 and debt discount amortization of $107,653.

Nine Months Ended January 31, 2024 Compared to the Nine Months January 31, 2023

	Nine Months Ended January 31,
	2024	2023	Changes	%
Revenues	$3,277,888	$186,941	$3,090,947	1,653
Cost of revenue	$(2,692,249)	$(122,473)	$(2,569,776)	2,098
Gross Profit	$585,639	$64,468	$521,171	808
Operation Expenses	$(3,020,634)	$(2,492,498)	$(528,136)	21
Loss from Operations	$(2,434,995)	$(2,428,030)	$(6,965)	-
Other Expenses	$(641,521)	$(226,337)	$(415,284)	184
Net Loss	$(3,076,516)	$(2,654,367)	$(422,249)	16

Revenues

We had revenues of $3,277,888 from operations during the nine months January 31, 2024, as compared to $186,941 of revenues during the nine months ended January 31, 2023. The increase in revenue is attributed to an increase in business activities during the nine months ended January 31, 2024.

Net Loss

Our unaudited financial statements report a net loss of $3,076,516 for the nine months ended January 31, 2024, compared to a net loss of $2,654,367 for the nine months ended January 31, 2023. The increase in net loss was due to increase in operating expenses and other expenses.

Expenses

Our operating expenses for the nine months ended January 31, 2024 were $3,020,634 compared to $2,492,498 for the nine months ended January 31, 2023. Operating expenses for the nine months ended January 31, 2024 consisted of $1,105,555 in general and administrative expenses, $1,222,206 in professional fees, $351,908 in professional fees for related parties and $340,965 in management fees and salaries for related parties.  Operating expenses for the nine months ended January 31, 2023 consisted of $294,247 in general and administrative expenses, $1,127,322 in professional fees, $686,197 in professional fees for related parties and $384,732 in management fees and salaries for related parties. The increase in operating expenses during the nine months ended January 31, 2024 was mainly due to the increase in general and administrative and professional fees. During the nine months ended January 31, 2024, the Company incurred stock-based compensation of $355,575 for common stock award to consultants and $351,908 for common stock award to related parties, as compared to stock-based compensation of $917,089 for common stock award to consultants and $686,198 for common stock award to related parties during the nine months ended January 31, 2023. Stock-based compensation was recorded under professional fees in the statements of operations.

Other Income (Expenses)

During the nine months ended January 31, 2024, the Company recorded other income of $8,800 generated through the settlement of assets purchase with issuance of common stock from the difference between Company’s stock price at December 13, 2022 of $0.19 and stock price at April 30, 2023 of $0.168.

Our other expenses for the nine months ended January 31, 2024 were $650,321 compared to $226,337 for the nine months ended January 31, 2023. During the nine months ended January 31, 2024, the Company incurred interest expense from loans of $251,635, interest expense from finance leases of $11,797 and debt discount amortization of $386,890. During the nine months ended January 31, 2023, the Company incurred interest expense from loans of $54,737 and debt discount amortization of $171,500.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	January 31,	April 30,
	2024	2023
Current Assets	$867,476	$325,458
Current Liabilities	$4,902,226	$2,389,691
Working Capital (Deficiency)	$(4,034,750)	$(2,064,233)

Our total current assets as of January 31, 2024 were $867,476 as compared to total current assets of $325,458 as of April 30, 2023. The increase in current assets was due to the increases in inventory and cash.

Our total current liabilities as of January 31, 2024 were $4,902,226 as compared to total current liabilities of $2,389,691 as of April 30, 2023. The increase in current liabilities was due primarily to the increase in promissory note payable, accounts payable, accrued interest and finance lease liabilities.

Our working capital deficit on January 31, 2024 was $4,034,750 as compared to working capital deficit of $2,064,233 as of April 30, 2023. The increase in working capital deficiency was due to the factors noted above.

	For the Nine Months Ended January 31
	2024	2023
Cash Flows used in Operating Activities	$(1,002,914)	$(743,857)
Cash Flows used in Investing Activities	$(59,503)	$(26,553)
Cash Flows provided by Financing Activities	$1,413,583	$991,757
Net increase in cash during period	$351,166	$221,347

Operating Activities

Net cash used in operating activities was $1,002,914 for the nine months ended January 31, 2024, compared with $743,857 net cash used in operating activities during the same period in 2023.

During the nine months ended January 31, 2024, net cash used in operating activities was attributed to net loss of $3,076,516 decreased by stock-based compensation of $707,483, other income from issuance of common stock for assets acquisition of $8,800, interest expense of promissory note extension of $76,520, interest expense for promissory note of $13,493, stock payable for lease expense of $21,815, depreciation of furniture and equipment of $20,650, depreciation of right-of-use assets of $30,218, amortization of intangible assets of $21,388, amortization of promissory note discount of $386,890 and interest expense on finance lease of $11,593 and a net change in operating assets and liabilities of $792,352.

During the nine months ended January 31, 2023, net cash used in operating activities was attributed to net loss of $2,654,267, decreased by stock-based compensation of $1,603,287, lease expense settled by common stock of $25,840, depreciation of furniture and equipment of $858, amortization of intangible assets of $16,134, amortization of promissory note discount of $156,019, amortization of convertible note discount of $15,480 and a net change in operating assets and liabilities of $92,792.

Investing Activities

During the nine months ended January 31, 2024 and 2023, we used $59,503 and $26,553, respectively, in investing activities. During the nine months ended January 31, 2024, the Company acquired two vehicles of $59,503. During the nine months ended January 31, 2023, the Company acquired intangible assets by cash of $26,553.

Financing Activities

During the nine months ended January 31, 2024, net cash from financing activities was $1,413,583 compared to $991,757 during the same period in 2023. Cash flows from financing activities during the nine months ended January 31, 2024 were derived from proceeds from issuance of promissory notes totalling $1,058,500 and issuance of series C preferred shares totalling $495,000 offset by repayment for finance leases of $36,917 and repayment of promissory notes of $103,000. Proceeds from financing activities during the nine months ended January 31, 2023, were derived from proceeds from issuance of promissory notes totalling $925,000, proceeds from issuance of common stock of $24,757 and proceeds from warrants exercised of $42,000.

Going Concern

As of January 31, 2024, we had cash on hand of $406,662. We generated revenues of $3,277,888 and gross profit of $585,639 during the nine months ended January 31, 2024, but incurred net loss of $3,076,516 during the period and a cumulative deficit of 37,578,629 since our inception. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2024. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2024.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

 ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On March 8, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000 at a fixed conversion rate of $0.10 per share.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)

Rule 10b5-1 Trading Plans. During the three months ended January 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GPO PLUS, INC.

Date: March 22, 2024	By:	/s/ Brett H. Pojunis
Brett H. Pojunis President Chief Executive Officer and Chief Financial Officer, Treasurer, Secretary, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

