Form 10-K
period 2024-04-30
GPO Plus, Inc.
filed 2024-08-19
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2024
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

Registrant’s telephone number, including area code: 852-5238-9111.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of October 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,941,345 based on a $0.14 average bid and asked price on such date. Solely for the purpose of this disclosure, such shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of August 13, 2024, the Registrant had 57,633,014 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

General Overview

History

GPO Plus, Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016, under the name Koldeck, Inc. for the purpose of operating a publishing business providing services of professional ghost writers, content writers, editors, and publishers. We have since changed our business model and are now operating as a publicly traded global holding company of industry specific group purchasing organizations (GPOs), presently trading under the stock symbol GPOX.

Our business and corporate headquarters address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120, and our telephone number is 702-840-1020. Our corporate website is gpoplus.com and our section for shareholders is gpoplus.com/ir.

We do not have any subsidiaries as of the date of this Annual Report.

The Company

Our Current Business

GPOPlus+ (GPOX)

GPOPlus+ “GPOX” is a leading Direct Store Delivery “DSD” distribution company pioneering the future of distribution to convenience stores and gas stations with its technology-driven distribution model.

Our strategic approach involves a close collaboration with retailers to curate a tailored selection of fast-moving consumer goods (FMCG) that cater to the specific needs of their customer base. By visiting our retail partners weekly, we ensure that shelves are consistently stocked with the most sought-after products, maintaining optimal inventory levels, and maximizing retail success. This partnership extends to working directly with manufacturers and vendors, enhancing our product lineup, and, in some cases, creating our own branded products to fill market gaps.

Our in-house technology platform, PRISM+, is at the core of our operations, designed to streamline the distribution process. PRISM+ supports efficient delivery, inventory management, data analytics, and overall operational excellence, enabling us to reliably and effectively meet the dynamic needs of our partners.

Overview

GPOX is pioneering the future of distribution to convenience stores and gas stations with our groundbreaking DSD distribution model. Our technology-driven distribution network is strategically designed to optimize effectiveness and maximize reach through a network of Regional Hubs and Mini Hubs. This innovative structure enhances our efficiency and service quality, setting a new benchmark for excellence in the distribution industry.

Understanding our retail partners' critical needs and challenges, we work closely with them to identify pain points and devise tailored solutions that exceed their expectations! Our commitment to distribution superiority is mirrored in our approach to product selection. We align product offerings with consumer demand by identifying the most relevant and sought-after items; we collaborate with best-in-class vendors, manufacturers, and brands to curate an exceptional product lineup. In some cases, GPOX manufactures products, ensuring our market-leading portfolio remains diverse, exclusive, highly profitable, and in demand. This unique approach enables us to deliver unparalleled value to our retail partners, ensuring that their shelves are consistently stocked with the products consumers want the most.

GPOX is not just a distributor; we are a partner invested in the success of our clients. Our rapid growth is a testament to the effectiveness of our DSD model and the trust placed in us by some of the country's largest convenience store and gas station chains.

Over the last year, we discovered that a few distributors deliver 80% - 85% of products in convenience stores and gas stations, while the remaining 15% - 20% is handled by numerous regional vendors using a drop-ship model. Our mission is to consolidate this fragmented 15% - 20% market, leveraging our extensive service area, our weekly DSD service, and approaching independent store operators to gain a significant competitive advantage.

We are deeply committed to perfecting every aspect of our DSD distribution service. We believe in the power of getting it right - building a scalable, robust business model that can expand without sacrificing quality. Our strategy to achieve this encompasses all distribution aspects, from customer service provided by our drivers to efficient warehouse operations to full technology implementation. While pursuing perfection, our strategy includes onboarding new customers in our existing service area and doing so until we get it right!

We have invested time, money, and resources to build the infrastructure for a highly scalable business model capable of nationwide expansion, not just facilitating our current customer base. Once we have solidified our operations and ensured the success of these partnerships, we will set our sights on 2025 and beyond, aiming to scale up to serve over 20,000 locations nationwide.

Industry Background: How BIG is Our Target Market?

In 2023, the United States boasted approximately 152,396 convenience stores and gas stations, with single-store operators making up 96,161 (63.1%) of these establishments, indicating a strong presence of independent ownership within the market. We empower independent retailers with the same level of service and pricing as large chains.

Total industry revenues approached $860 Billion for the year, with $532.2 Billion derived from motor fuel sales and $327.6 Billion from in-store sales, highlighting the significant revenue potential beyond just fuel.

Our Target Market

Over the last year, we learned that 80% - 85% of all the products you see in convenience stores and gas stations are delivered by just a few distributors. The remaining 15% - 20% is serviced by dozens, in some cases more than 50+ vendors and distributors, with primarily a drop-ship model. Many of these vendors and/or distributors are regional; the larger the convenience store/gas station chain, the fewer vendors they want to work with. Our mission is to consolidate the 15% - 20% of highly fragmented products represented by many vendors and distributors. This is our Target Market, where we have a significant competitive advantage due to our large service area and weekly DSD service!

Our Opportunity

The opportunity within this sector also lies mainly in the in-store sales domain, which is growing in diversity and volume. As consumer preferences shift towards quick, accessible shopping for a broader range of products, convenience stores are uniquely positioned to meet these demands. This market dynamic presents a fertile ground for companies like GPOX looking to capitalize on the expanding role of convenience stores beyond traditional fuel sales, offering substantial returns on investments in enhancing in-store offerings and customer experience.

Getting Really, Really Good at DSD Distribution

The GPOX Team is dedicated to perfecting our DSD model by optimizing each aspect of our distribution process to ensure efficiency, profitability, and customer satisfaction by merging traditional distribution practices with innovative technologies. Our approach focuses on advanced logistics technology, rigorous training for our teams, and strategic partnerships with retailers to streamline the flow of goods directly to stores. This integration ensures high-quality control and supply chain resilience by distributing and manufacturing high-demand products, positioning us as a key player in the convenience retail sector.

This unique approach centers around a deep collaboration with retail partners and vendors. We distribute and manufacture high-demand products, making us a pivotal player in the convenience retail ecosystem. This vertical integration allows us to control quality and improve supply chain resilience, providing a consistent and reliable service to all our partners.

Our in-house technology platform, PRISM+, is at the forefront of supply chain management, driver management, and maintaining tight control over inventory. It enables precise inventory tracking, optimizes delivery routes, and ensures accurate, timely fulfillment. This reduces overhead costs and increases profitability for GPOX and our partners, distinguishing us as a strategic ally invested in their success.

Our in-person direct delivery model cuts operational costs for retailers and strengthens retailer relationships through consistent quality service and customized in-store promotions. As we refine our processes, GPOX is poised to lead in DSD distribution for gas stations and convenience stores, offering unparalleled value to our partners and an enhanced consumer experience.

Part of our DSD model is sourcing and manufacturing high quality products with high sales velocity and data analysis to refine an optimal product mix on a store-by-store basis. We continually work with vendors and manufacturing partners to source the best-suited products for our retail partners. When we increase the number of stores we provide distribution services to, we also increase the global footprint of our vendor partner's products, thus increasing their reach for a win-win for all! We are negotiating better deals with better terms and margins and will continue to do so, like a Group Purchasing Organization or a GPO!

We Are Problem Solvers!

We solve many problems for our retail partners just by being in the store weekly. Solving these problems creates a lot of value for GPOX, making us an indispensable partner. The problems solved include but are not limited to:

•	Inventory Optimization: Store owners and managers no longer have to place orders for these products, as we replenish them with our weekly service. We manage weeks of supply.

•	Saves Retail Space: Retailers no longer have to take up valuable retail space to store additional products; they have precisely what they need for that week or delivery period.

•	Saves Labor Costs: Store owners and managers no longer have to break down pallets, enter the products into inventory, and restock shelves.

•

Planogram Integrity: At the corporate level, the category managers can rest assured their planograms for each store layout are being adhered to, leading to more accurate reporting, forecasting, and sales.

•	Analytics: Using our technology, enhanced reporting provides insights into customer buying behaviors, leading to optimal product assortments and inventory levels.

•	Right products, in the right place at the right time.

•	Offering category expansion opportunities

•	We provide market research for clients' growth initiatives.

•

Territory: GPOX provides DSD service throughout the Midwest, which is the most challenging territory for this level of service. In the past, the Midwest was primarily serviced only by broadline or super-regional distributors.

•

Relationships: Our dedicated driving team has the lowest turnover rate in the industry, which means our store relationships are unmatched. This creates the opportunity to bring additional business and receive accurate customer feedback in real time.

•	Speed: Without lightning-fast response time to market trends and regulation changes, our competitors can compete!

•	Trends: Our speed of market is an advantage for the retailer and our supplier partners.

•

In Stock: Thanks to our model's efficiencies, retailers experience few to no out-of-stock, benefiting both the retailer and supplier. We partner with or handle supply disruptions so our clients can focus on their growth initiatives.

•

Retailer Private Label Products: The private label sector faces challenges related to customer perception of quality and competing with national brands. Analyzing sales data helps us support category managers in refining their product assortment, and DSD service protects the assortment from the common practice of national brands encroaching on shelf space. These practices contribute to a robust private label program for retailers, increasing our relationship's value.

We solve unique needs, like helping with new store set-ups & launches, which go beyond typical distribution relationships.

GPOX Product Portfolio Strategy

As we continue to grow, we are dedicated to expanding our product portfolio to meet the evolving needs of gas stations and convenience stores. We aim to represent diverse top-selling products that drive sales and enhance customer satisfaction.

To achieve our growth objectives, we conduct thorough market research to identify emerging trends and consumer preferences specific to gas stations and convenience stores. This enables us to select top-selling products that align with current demand. The establishment of strong partnerships with best-in-class vendors and manufacturers known for their commitment to quality, innovation, and reliability is crucial. We rigorously evaluate potential products for inclusion in our portfolio to ensure they meet our standards for quality and compliance.

PRISM+ Overview

PRISM+ (Predictive Route, Inventory, and Service Management) is our in-house technology platform is designed specifically for the gas station and convenience store industry. As a DSD (Direct Store Delivery) distributor, PRISM+ enables us to optimize and streamline our operations, driving significant efficiencies and enhancing service quality.

How We Generate Sales

We have worked hard to simplify our business model. The way we generate revenue is easy to understand.

Current Revenue Streams

We currently make money from the products we deliver to stores as follows:

1.

Wholesale Markup + Volume Discounts: We purchase products from manufacturers at wholesale or discounted prices and sell them to retailers at a higher price. By selling large volumes, we benefit from economies of scale, which reduces our per-unit costs and increases our profit margins. The primary source of our revenue is the difference between our wholesale cost and the price at which we sell to retailers (the markup or margin).

2.

Manufacturing: In some cases, we manufacture our own products. When GPOX is the manufacturer, we achieve significantly higher margins than wholesale products. Our profit margins are the difference between our manufacturing costs and the price we sell to retailers. This is superior to the profit from a markup on a product purchased from an outside manufacturer.

3.

Delivery/Distribution Fees: We charge retailers a delivery fee for our weekly Direct Store Delivery (DSD) service. Sometimes, we purchase products on their behalf and store them in our Regional and Mini Hubs, and we earn a modest margin on these products when they are delivered.

Employees and Consultants

We had 19 employees as of April 30, 2024 or as at the date of this Annual Report. As of the date of this Annual Report we are actively recruiting employees. We anticipate that we will require approximately 10 to 15 employees during fiscal 2025. We may also engage independent contractors as required to assist us in developing our business.

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

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending December 31, 2024, at a cost of $4,500 per month.

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

Holders

As of August 13, 2024, we had 134 shareholders of record of our common stock with 57,633,014 shares of common stock issued and outstanding.

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

The following table provides information regarding our equity compensation plans as of April 30, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders			1,867,122 common
	-	N/A	shares

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Year ended April 30, 2024

During the year ended April 30, 2024, the Company issued 2,310,237 shares of common stock for the conversion of convertible note principal of $225,000 and repayment of promissory notes of $31,050. (Note 8)

During the year ended April 30, 2024, the Company issued 400,000 shares of common stock for the conversion of 7,500 founders series A non-voting redeemable preferred Stock of $57,751.

During the year ended April 30, 2024, the Company issued 1,320,000 shares of common stock for term extension of promissory notes.

During the year ended April 30, 2024, the Company issued 1,194,800 shares of common stock as loan inducements for promissory notes.

During the year ended April 30, 2024, the Company issued 210,865 shares of common stock for office lease.

During the year ended April 30, 2024, the Company issued 5,632,968 shares of common stock to senior management and executives at $761,950 for services.

During the year ended April 30, 2024, the Company issued 6,994,844 shares of common stock to non-affiliated consultants at $865,654 for services.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended April 30, 2024 or subsequently through the date of this report.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended April 30, 2024 and 2023, which are included herein.

Year Ended April 30, 2024 Compared to Year Ended April 30, 2023

	Year Ended
	April 30,
	2024	2023	Changes	%

Revenues	$4,356,303	$653,516	$3,702,787	567%
Cost of revenue	(3,521,158)	(467,504)	(3,053,654)	653%
Gross Profit	835,145	186,012	649,113	349%
Operating Expenses	(4,828,673)	(3,800,241)	(1,028,432)	27%
Loss from Operations	(3,993,528)	(3,614,229)	(379,299)	10%
Other Expenses	(944,406)	(421,284)	(523,122)	124%
Net Loss	$(4,937,934)	$(4,035,513)	$(902,421)	22%

Our audited financial statements report a net loss of $4,937,934 for the year ending April 30, 2024, compared to a net loss of $4,035,513 for the year ending April 30, 2023. The increase in net loss during the year ended April 30, 2024 was due to an increase in the operating expenses and interest expenses related to promissory notes.

During the years ended April 30, 2024 and 2023, the Company recognized revenue of $4,356,303 and $653,516 and incurred cost of revenue of $3,521,158 and $467,504, generating gross profit of $835,145 and $186,012, respectively.

Our operating expenses for the year ended April 30, 2024 were $4,828,673 compared to $3,800,241 for the year ended April 30, 2023. The operating expenses for the year ended April 30, 2024 consisted of general and administrative expenses of $1,589,393, professional fees of $2,055,314, professional fees – related parties of $784,973 and management fees and salaries – related parties of $393,993. The operating expenses for the year ended April 30, 2023 consisted of general and administrative expenses of $590,088, professional fees of $1,784,260, professional fees – related parties of $843,226 and management fees and salaries – related parties of $582,667. The increase in operating expenses during the year ended April 30, 2024 was due to the increase in salaries and wages, consulting fees, rent, insurance and travel expense to support the increasing business activities.

Our other expense for the year ended April 30, 2024 was $944,406 compared to $421,284 for the year ended April 30, 2023. The increase in other expense was due to the increase in interest expense. During the year ended April 30, 2024, the Company incurred interest expense from loans of $486,471, interest expense from finance leases of $15,982 and debt discount amortization of $450,753. During the year ended April 30, 2023, the Company incurred interest expense from loans of $93,507, interest expense from finance lease of $855 and debt discount amortization of $326,922. During the year ended April 30, 2024, the Company recorded other income of $8,800 generated through the settlement of assets purchase with issuance of common stock from the difference between Company’s stock price at December 13, 2022 of $0.19 and stock price at April 30, 2023 of $0.168.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2024	2023

Current Assets	$564,499	$325,458
Current Liabilities	$4,309,483	$2,389,691
Working Capital (Deficiency)	$(3,744,984)	$(2,065,233)

Our total current assets as of April 30, 2024 were $564,499 as compared to total current assets of $325,458 as of April 30, 2023, due to an increase inventory, accounts receivable and cash.

Our total current liabilities as of April 30, 2024 were $4,309,483 as compared to total current liabilities of $2,389,691 as of April 30, 2023. The increase was primarily due to an increase in accounts payable and accrued liabilities, promissory note payable, stock payable and accrued interest.

Our working capital deficit on April 30, 2024 was $3,744,984 as compared to working capital deficit of $2,065,233 as of April 30, 2023. The increase in working capital deficiency was attributed to an increase in accounts payable and accrued liabilities, promissory note payable, stock payable and accrued interest.

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2024	2023

Cash Flows used in Operating Activities	$(1,381,751)	$(1,338,214)
Cash Flows used in Investing Activities	(59,503)	(26,553)
Cash Flows provided by Financing Activities	1,455,173	1,417,386
Net increase (decrease) in cash during period	$13,919	$52,619

Operating Activities

Net cash used in operating activities was $1,381,751 for the year ended April 30, 2024 compared with net cash used in operating activities of $1,338,214 during the prior year.

During the year ended April 30, 2024, the net cash used in operating activities was attributed to net loss of $4,937,934, decreased by stock-based compensation of $953,469, stock based compensation – related parties of $784,973, stock issued for promissory note extension of $31.975, lease expense settled by common stock $28,691, non-cash interest expense for promissory note extension $233,172, non-cash interest expense for promissory notes of $13,493  depreciation of furniture and equipment of $29,980, depreciation of right-of-use assets of $42,010, amortization of intangible assets of $28,518, amortization of promissory note discount of $450,753, interest expense on finance lease of $15,779 and net changes in operating assets and liabilities of $952,170.

During the year ended April 30, 2023, the net cash used in operating activities was attributed to net loss of $4,035,513, decreased by stock-based compensation of $1,296,031, stock based compensation – related parties of $843,226, stock issued for promissory note extension of $63,450, lease expense settled by common stock $32,591,  depreciation of furniture and equipment of $7,212, depreciation of right-of-use assets of $2,753, amortization of intangible assets of $23,263, amortization of promissory note discount of $311,441, amortization of convertible note discount of $15,480, interest expense on finance lease of $855 and net changes in operating assets and liabilities of $110,997.

Investing Activities

During the year ended April 30, 2024, we used $59,503 for purchase of property and equipment. During the year ended April 30, 2023, we used $26,553 for purchase of intangible assets.

Financing Activities

During the year ended April 30, 2024, net cash from financing activities was $1,455,173 compared to $1,417,386 during the year ended April 30, 2023. During the year ended April 30, 2024, we received proceeds from issuance of promissory notes of $1,178,500 and proceeds for issuance of Series C preferred shares of $615,000, offset by repayments for finance leases of $51,447 and repayment of promissory note $286,880.

During the year ended April 30, 2023, we received proceeds from issuance of common stock of $24,757, proceeds from exercise of warrants of $42,000 and proceed from issuance of promissory notes of $1,425,000, offset by repayments for finance leases of $19,371 and repayment of promissory notes of $55,000.

Cash Requirements

As of April 30, 2024, we had cash of $69,415, accounts receivable of $57,792, prepaid expenses of $35,410 and inventory of $402,152. During the year ended April 30, 2024, we received proceeds from issuance of promissory notes of $1,178,00 and Series C preferred shares of $615,000. During the year ended April 30, 2024, the Company recognized revenue of $4,356,303, incurred cost of revenue of $3,521,158 and generated gross profit of $835,145. During the year ended April 30, 2023, the Company recognized revenue of $653,516, incurred cost of revenue of $467,504 and generated gross profit of $186,012.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated
Description	Expenses ($)
Public Company + Professional Fees	$200,000
General & Administrative Expense	$1,800,000
Marketing Expenses	$600,000
Initial Personnel	$100,000
GPO Distro	$500,000
GPO Supplies - Inventory	$150,000
Unallocated Working Capital/Contingency	$100,000
Total Expenses	$3,450,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $3,450,000 over the next 12 months to pay for our planned expenses. In addition, our planned expenses, including legal, accounting and audit fees, and general and administrative expenses, may be higher in the event we enter into any significant transactions. These planned cash requirements are in excess of our current cash and working capital resources. Although our cash requirements may be offset in part by anticipated revenues, we will require additional financing in order to continue operations, execute our business plan, and repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Revenue Recognition

During the year ended April 30, 2024, the Company generated its first revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of GPO Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GPO Plus, Inc. (the Company) as of April 30, 2024, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of April 30, 2023, were audited by other auditors whose report dated August 30, 2023, expressed an unqualified opinion on those statements.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Green Growth CPAs

August 19, 2024

We have served as the Company’s auditor since 2024.

Los Angeles, California

PCAOB ID Number 6580

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GPO Plus, Inc.

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GPO Plus, Inc. (the Company) as of April 30, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 30, 2023

(Pinnacle PCAOB ID: 6117)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GPO PLUS, INC.

BALANCE SHEETS

	April 30,	April 30,
	2024	2023
ASSETS
Current Assets:
Cash	$69,415	$55,496
Accounts receivable	57,792	43,614
Prepaid expenses	35,140	69,351
Inventory, net	402,152	156,997
Total Current Assets	564,499	325,458

Finance lease right-of-use assets, net	209,317	129,367
Property and equipment, net	102,409	72,886
Intangible assets, net	33,772	62,290
TOTAL ASSETS	$909,997	$590,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,557,548	517,037
Accrued interest	276,190	119,488
Accrued liabilities - related parties	233,200	253,235
Convertible note payable, net of debt discount of $0	38,000	263,000
Promissory note payable, net of debt discount of $49,977 and $293,952, respectively	1,969,893	1,211,548
Finance lease liabilities	43,710	25,383
Stock payable - related parties	23,239	-
Stock payable	167,703	-
Total Current Liabilities	4,309,483	2,389,691

Finance lease liabilities - non-current	146,186	88,221
Total Liabilities	4,455,669	2,477,912

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 and 28,750 shares issued and outstanding at April 30, 2024 and April 30, 2023, respectively	167,154	224,905
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 104.5 shares and 0 shares issued and outstanding at April 30, 2024 and April 30, 2023, respectively	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 57,518,014 and 39,454,300 shares issued and outstanding at April 30, 2024 and April 30, 2023, respectively	5,752	3,947
Additional paid in capital	33,971,357	30,635,238
Accumulated deficit	(39,440,047)	(34,502,113)
Total Stockholders' Deficit	(5,462,826)	(3,862,816)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$909,997	$590,001

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2024	2023

Revenues	$4,356,303	$653,516
Cost of revenue	3,521,158	467,504
Gross Profit	835,145	186,012

Operating Expenses
General and administrative	1,589,393	590,088
Professional fees	2,055,314	1,784,260
Professional fees - related parties	784,973	843,226
Management fees and salaries - related parties	398,993	582,667
Total Operating Expenses	4,828,673	3,800,241

Loss from operations	(3,993,528)	(3,614,229)

Other Income (Expense)
Other income	8,800	-
Interest expense	(953,206)	(421,284)
Total Other Income (Expense)	(944,406)	(421,284)

Net Loss	$(4,937,934)	$(4,035,513)

Net Loss Per Common Share: Basic and Diluted	$(0.11)	$(0.12)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	43,233,489	33,753,527

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

AUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2022	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	31,361,572	$3,136	$27,795,799	$(30,466,600)	$(2,667,555)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,937,140	194	678,503	-	678,697
Stock based compensation - related party	-	-	-	-	-	-	-	-	-	-	2,129,304	213	843,013	-	843,226
Issuance of common stock for promissory note extension	-	-	-	-	-	-	-	-	-	-	450,000	45	63,405	-	63,450
Issuance of common stock for prepaid expense	-	-	-	-	-	-	-	-	-	-	505,000	51	200,649	-	200,700
Issuance of common stock for lease	-	-	-	-	-	-	-	-	-	-	105,785	11	32,580	-	32,591
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	16,500	2	24,755	-	24,757
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	-	-	280,000	28	41,972	-	42,000
Issuance of common stock for furniture and equipment	-	-	-	-	-	-	-	-	-	-	400,000	40	75,960	-	76,000
Issuance of common stock for intangible assets	-	-	-	-	-	-	-	-	-	-	200,000	20	58,980	-	59,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	-	-	1,133,332	113	169,887	-	170,000
Issuance of common stock for note inducement	-	-	-	-	-	-	-	-	-	-	2,975,000	297	468,596	-	468,893
Issuance of common stock for salary payable - related party	-	-	-	-	-	-	-	-	-	-	80,000	8	35,192	-	35,200
Cancellation of common stock - related parties	-	-	-	-	-	-	-	-	-	-	(2,119,333)	(212)	212	-	-
Forgiveness of related party loan	-	-	-	-	-	-	-	-	-	-	-	-	145,737	-	145,737
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,035,513)	(4,035,513)
Balance, April 30, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	39,454,300	$3,947	$30,635,238	$(34,502,113)	$(3,862,816)

Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	-	-	2,310,237	231	255,819	-	256,050
Issuance of common stock for conversion of Founders Series A Non-Voting Redeemable Preferred Stock	(7,500)	(57,751)	-	-	-	-	-	-	-	-	400,000	40	57,711	-	57,751
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	62	-	-	-	-	-	615,000	-	615,000
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	1,320,000	132	233,040	-	233,172
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	1,194,800	119	106,438	-	106,557
Issuance of common stock for office lease	-	-	-	-	-	-	-	-	-	-	210,865	21	28,669	-	28,690
Issuance of common stock to related parties for services	-	-	-	-	-	-	-	-	-	-	5,632,968	563	761,387	-	761,950
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	6,994,844	699	864,955	-	865,654
Adjustment for issuance of common stock for settlement of payable for assets acquisition	-	-	-	-	-	-	-	-	-	-	-	-	(8,800)	-	(8,800)
Adjustment on valuation of common stock issued	-	-	-	-	-	-	-	-	-	-	-	-	(216)	-	(216)
Issuance of Series C Preferred Shares for repayment of promissory notes	-	-	-	-	-	-	43	-	-	-	-	-	422,116	-	422,116
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,937,934)	(4,937,934)
Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$33,971,357	$(39,440,047)	$(5,462,826)

 The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,937,934)	$(4,035,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	953,469	1,296,031
Stock based compensation for services - related parties	784,973	843,226
Stock issued for promissory note extension	31,975	63,450
Lease expense settled by common stock	28,690	32,591
Other income from issuance of common stock for assets acquisition	(8,800)	-
Non-cash interest expense for promissory note extension	233,172	-
Non-cash interest expense for promissory note	13,493	-
Depreciation of furniture and equipment	29,980	7,212
Depreciation of right-of-use-assets	42,010	2,753
Amortization of intangible assets	28,518	23,263
Amortization of promissory note discount	450,753	311,441
Amortization of convertible note discount	-	15,480
Interest expense on finance lease	15,779	855
Changes in operating assets and liabilities:
Accounts receivable	(14,178)	(42,510)
Prepaid expenses	(2,789)	(40,352)
Inventory	(245,155)	(156,997)
Accounts payable and accrued liabilities	1,040,509	142,169
Accrued interest	193,818	88,184
Accrued liabilities - related parties	(20,035)	110,503
Net cash used in Operating Activities	(1,381,751)	(1,338,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(26,553)
Purchase of property and equipment	(59,503)	-
Net cash used in Investing Activities	(59,503)	(26,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(51,447)	(19,371)
Proceeds from issuance of common stock	-	24,757
Proceeds from exercise of warrants	-	42,000
Proceeds from issuance of promissory notes	1,178,500	1,425,000
Repayment of promissory notes	(286,880)	(55,000)
Proceeds from issuance of series C preferred shares	615,000	-
Net cash provided by Financing Activities	1,455,173	1,417,386

Net change in cash for period	13,919	52,619
Cash at beginning of period	55,496	2,877
Cash at end of period	$69,415	$55,496

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$13,289	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party loan	$-	$145,737
Recognition of finance lease right-of-use assets	$121,960	$132,120
Stock payable for note inducement	$40,220	$-
Issuance of common stock for intangible assets	$-	$59,000
Issuance of common stock for note inducement	$106,557	$468,894
Issuance of common stock for salary payable - related party	$-	$35,200
Issuance of common stock for conversion of debts	$256,050	$170,000
Issuance of common stock for conversion of Founders Series A	$57,751	$-
Issuance of common stock for lease	$-	$-
Issuance of common stock for furniture and equipment	$-	$76,000
Issuance of common stock for prepaid expense	$-	$200,700
Cancellation of common stock by related party	$-	$212
Issuance of Series C Preferred Shares for repayment of promissory notes	$422,116	$-

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

YEAR ENDED APRIL 30, 2024 AND 2023

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

GPOX is pioneering the future of distribution to convenience stores and gas stations with our groundbreaking DSD distribution model. Our technology-driven distribution network is strategically designed to optimize effectiveness and maximize reach through a network of Regional Hubs and Mini Hubs. This innovative structure enhances our efficiency and service quality, setting a new benchmark for excellence in the distribution industry.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of April 30, 2024 have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $39,440,047. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

As of April 30, 2024 and April 30, 2023, the Company had cash of $69,415 and $55,496, respectively.

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

As of April 30, 2024 and April 30, 2023, the Company had accounts receivable of $57,792 and $43,614, respectively.

As of April 30, 2024, the Company has two customers concentrated over 10% of the accounts receivable at 90%. and 11%, respectively.

As of April 30, 2023, the Company has two customers concentrated over 10% of the accounts receivable at 67% and 27%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	April 30,	April 30,
	2024	2023
Security Deposit for office premise	$2,000	$2,000
Prepayment for services to consultants	33,140	-
Prepayment for shares issued to consultants	-	67,351
Total	$35,140	$69,351

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of April 30, 2024, the Company recorded inventory reserve of $31,387 for slow moving or obsolete inventory.

As of April 30, 2024 and April 30, 2023, the Company had finished goods inventory of $433,539 and $156,997, respectively.

	April 30, 2024	April 30, 2023
Loon	$348,540	$-
Nutriumph	55,184	32,560
Distro	16,854	-
Vyve	9,488	-
Mr. Vapor	3,473	124,437
	$433,539	$156,997

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

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in the income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended April 30, 2024 and 2023, no impairment losses have been identified.

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

GPOPlus+ (GPOX)

GPOX is pioneering the future of distribution to convenience stores and gas stations with our groundbreaking DSD distribution model. Our technology-driven distribution network is strategically designed to optimize effectiveness and maximize reach through a network of Regional Hubs and Mini Hubs. This innovative structure enhances our efficiency and service quality, setting a new benchmark for excellence in the distribution industry.

During the year ended April 30, 2024 and 2023, the Company recognized $4,356,277 and $653,000 of revenues related to merchandise and product sales, and $25 and $516 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $4,356,303 and $653,516, respectively. The Company incurred cost of revenue of $3,521,158 and $467,504 and generated gross profit of $835,145 and $186,012 during the year ended April 30, 2024 and 2023, respectively. In regard to the sales that occurred during the years ended April 30, 2024 and 2023, there are no unfulfilled obligations related to the merchandise and product sales.

During the year ended April 30, 2024, the Company has one customer who contributed over 10% of total sales at 95%.

During the year ended April 30, 2023, the Company has three customers who contributed over 10% of total sales at 54%, 31% and 10%, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of April 30, 2024 and April 30, 2023, accounts payable and accrued liabilities were $1,557,548 and $517,037, comprised of trade payable of $1,491,332 and $514,337 and payroll liabilities of $66,216 and $2,700, respectively.

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

Operating leases

Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term by adding interest expense determined using the effective interest method to the amortization of right-of-use asset. Amortization of the right-of-use asset is calculated as the difference between the straight-line expense and the interest expense on the lease liability over the lease term. Lease expense is presented as a single line item in the operating expense in the statement of operations. The right-of-use assets are tested for impairment in accordance with ASC 360.

Finance lease.

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

During the year ended April 30, 2024 and 2023, the Company recorded $1,738,442 stock-based compensation expense and $2,202,707 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $27,000 and $617,327, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Year ended
	April 30,
	2024	2023
Common stock award to consultants	$953,469	$1,359,481
Common stock award to management and executives - related parties	784,973	843,226
	$1,738,442	$2,202,707

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the year ended April 30, 2024 and 2023, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	April 30,	April 30,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	38,000	263,000
Warrants	168,000	168,000
Common Stock Payable	1,691,213	-
	2,897,213	1,431,000

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on April 30, 2024 and 2023, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of April 30, 2024 and 2023, convertible shares from the Company’s non-affiliate convertible notes were 38,000 shares and 263,000 shares, respectively. (Note 8)

As of April 30, 2024 and 2023, the outstanding warrants issued in connection with these convertible notes were 168,000. (Note 6)

As of April 30, 2024 and 2023, the Company had stock payable of $190,942 and $0 for outstanding 1,691,213 shares and 0 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Year Ended
	April 30,
	2024	2023
Net loss per share, basic diluted	$(0.11)	$(0.12)
Net loss per common shares outstanding:
Founders Class A Common stock	$(42.94)	$(35.09)
Ordinary Common stock	$(0.11)	$(0.12)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	43,118,489	33,638,527
Total weighted average shares outstanding	43,233,489	33,753,527

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

The inventory acquired is Nutriumph Products for resale purposes. These inventory items have been sold during the year ended April 30, 2023.

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $28,518 and $23,263 for the year ended April 30, 2024 and 2023, recorded as general and administrative expenses. As of April 30, 2024 and April 30, 2023, the intangible assets were $33,772 and $62,290, net of accumulated amortization of $51,781 and $23,263. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2025	$28,518
Thereafter	5,254
$33,772

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2024 and April 30, 2023, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$72,504	$9,215	$-	$81,719
Additions	-	-	59,503	59,503
April 30, 2024	$72,504	$9,215	$59,503	$141,222

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$7,681	$1,152	$-	$8,833
Additions	20,809	4,608	4,563	29,980
April 30, 2024	$28,490	$5,760	$4,563	$38,813

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$64,823	$8,063	$-	$72,886
April 30, 2024	$44,014	$3,456	$54,940	$102,409

On April 30, 2023, the Company issued 400,000 shares of common stock at $0.19 per share based on the Company's stock price on December 13, 2022, the date of the asset purchase agreement, for total consideration of $76,000 to acquire furniture and warehouse equipment of $66,785 and computer equipment of $9,215. During the year ended April 30, 2024, the Company recorded other income of $8,800 generated through the settlement of assets purchase with issuance of common stock from the difference between Company’s stock price on December 13, 2022, of $0.19 and stock price at April 30, 2023, of $0.168.

During the fiscal year ended April 30, 2024, the Company acquired two automobiles worth $59,503.

As of April 30, 2024 and April 30, 2023, Property and Equipment were $102,409 and $72,886, respectively. Depreciation expenses of $29,980 and $7,212 were incurred during the year ended April 30, 2024 and 2023, respectively.

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

Ordinary Common Stock

Year ended April 30, 2024

During the year ended April 30, 2024, the Company issued 2,310,237 shares of common stock for the conversion of convertible note principal of $225,000 and repayment of promissory notes of $31,050. (Note 8)

During the year ended April 30, 2024, the Company issued 400,000 shares of common stock for the conversion of 7,500 founders series A non-voting redeemable preferred Stock of $57,751.

During the year ended April 30, 2024, the Company issued 1,320,000 shares of common stock for term extension of promissory notes.

During the year ended April 30, 2024, the Company issued 1,194,800 shares of common stock as loan inducements for promissory notes.

During the year ended April 30, 2024, the Company issued 210,865 shares of common stock for office lease.

During the year ended April 30, 2024, the Company issued 5,632,968 shares of common stock to senior management and executives at $761,950 for services.

During the year ended April 30, 2024, the Company issued 6,994,844 shares of common stock to non-affiliated consultants at $865,654 for services.

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

As of April 30, 2024 and April 30, 2023, the issued and outstanding ordinary common stock was 57,518,014 and 39,454,300 shares, respectively.

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

During the year ended April 30, 2024, the Company issued 400,000 shares of common stock for the conversion of 7,500 founders series A non-voting redeemable preferred stock of $57,751.

As of April 30, 2024 and April 30, 2023, the Company had 115,000 and 115,000 shares of founders’ class A common stock and 21,250 and 28,750 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding, respectively.

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

On January 21, 2021, the Company issued 500,000 shares of series A convertible preferred stock to an executive of the Company at $0.0001 per share for consideration of $50.

As of April 30, 2024 and April 30, 2023, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of April 30, 2024 and April 30, 2023, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding, respectively.

Series C Preferred Stock

The purchase price of the series C preferred is $10,000 per share with a stated value of $11,500 at the end of year one. After the first year has been completed, for 30 days the stockholder grants the Company the right to redeem the shares at the greater of $11,500 or market price of the common stock. If the Company does not redeem the preferred shares by the 30th day after the first year, the shareholders can convert some or all of their $11,500 of series C preferred into common stock at $0.30 per share.

During the year ended April 30, 2024, the Company issued 61.5 shares of series C preferred stock for cash proceeds of $615,000.

During the year ended April 30, 2024, the Company issued 43 shares of series C preferred stock for repayment of promissory notes of $385,000 and accrued interest of $37,115.

As of April 30, 2024 and April 30, 2023, the Company had 104.5 and 0 shares of series C preferred stock issued and outstanding, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at the exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended April 30, 2024 and year ended April 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2022	448,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	(280,000)	0.15
Forfeited	-	-
Balances as of April 30, 2023	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2024	168,000	$1.25

The fair value of the warrants on the date of grant was estimated at $263,060 using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555% - 591%
Expected dividend yield	-
Risk-free interest rate	0.41% - 0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of April 30, 2024:

	Warrants Outstanding		Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	0.36	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants on April 30, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of April 30, 2024, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.11 on April 30, 2024.

Stock Payable

As of April 30, 2024, the Company had stock payable of $190,942 for outstanding 1,691,213 common shares, comprised of stock payable of $23,239 for outstanding 158,333 common shares to related parties and stock payable of $167,703 for outstanding 1,532,880 common shares to non-affiliates, respectively. As of April 30, 2024, and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets.

During the year ended April 30, 2024, the Company recorded stock payable of $21,200 for outstanding 240,000 stock for repayment of outstanding principal balance of a promissory note.

During the year ended April 30, 2024, the Company recorded stock payable of $40,220 for outstanding 524,000 stock for loan inducements of promissory notes.

During the year ended April 30, 2024, the Company recorded stock payable of $13,493 for outstanding 75,000 stock related to interest and fees on promissory notes.

During the year ended April 30, 2024, the Company recorded stock payable of $31,975 for outstanding 282,965 stock related to term extension of a promissory note.

During the year ended April 30, 2024, the Company recorded stock payable of $60,815 for outstanding 410,915 common shares to consultants and employees for services.

During the year ended April 30, 2024, the Company recorded stock payable of $23,239 for outstanding 158,333 common shares to executives and senior management. (Note 7).

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the year ended April 30, 2024 and 2023, and shareholding and salary payable as of April 30, 2024 and April 30, 2023, are summarized as below:

	Year Ended April 30, 2024
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$124,183	$-	$173,631
Advisor - Affiliate	-	60,000	-
President - Distro Plus	104,196	-	93,240
Operational Manager	21,440	-	28,923
VP - Distro Plus	77,174	-	155,902
Director	-	12,000	333,277
	$326,993	$72,000	$784,973

	Year Ended April 30, 2023
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
(5)CEO	$67,670	$-	$152,625
Advisor - Affiliate	-	60,000	-
(1)President	15,000	-	13,125
(2)COO	15,000	-	13,125
(3)Interim CFO	23,762	193,188	545,269
(4)VP Sales and Marketing	81,335	-	47,125
President - Distro Plus	88,716	10,000	48,567
Operational Manager	15,947	-	4,760
VP - Distro Plus	12,050	-	18,630
	$319,480	$263,188	$843,226

(1)	The President served from December 3, 2021, through October 18, 2022.
(2)	The COO served from December 29, 2021, through November 18, 2022.
(3)	The interim CFO served on consultant basis since August 22, 2022, and is appointed as consultant as of October 31, 2023.
(4)	The VP Sales and Marketing resigned on March 27, 2023, and rejoined as Lead Technologist on April 10, 2023.
(5)	The CEO has been serving as CFO of the Company since Q3 ended January 31, 2023.

	As of April 30, 2024
			Series A
		Convertible	non-voting
		Series A	redeemable
	Common Stock	Preferred	preferred	Salary/Consulting
Title	(Shares)	(Shares)	(Shares)	Fees Payable	Stock Payable
CEO and CFO	8,912,500	500,000	-	$13,200	$-
Advisor - Affiliate	6,453,000	500,000	175,000	210,000	-
President - Distro Plus	699,806	-	-	10,000	23,239
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	1,485,000	-	-	-	-
Director	2,489,128	-	-	-	-
	20,234,086	1,000,000	175,000	$233,200	$23,239

	As of April 30, 2023
			Series A
		Convertible	non-voting
		Series A	redeemable
	Common Stock	Preferred	preferred	Salary/Consulting
Title	(Shares)	(Shares)	(Shares)	Fees Payable
CEO and CFO	7,412,500	500,000	-	$3,462
Advisor - Affiliate	6,453,000	500,000	175,000	150,000
President	1,824,167	-	-	-
COO	1,056,000	-	-	-
Interim CFO/Consultant	1,455,959	-	-	87,500
VP Sales and Marketing	1,318,002	-	-	5,538
President - Distro Plus	299,799	-	-	4,038
Operational Manager	115,000	-	-	903
VP - Distro Plus	29,380	-	-	1,794
	19,963,807	1,000,000	175,000	$253,235

CEO and CFO

During the year ended April 30, 2023, the Company issued 250,000 shares of common stock to the CEO and CFO valued at $152,625.

During the year ended April 30, 2024, the Company issued 1,500,000 shares of common stock to the CEO and CFO valued at $173,631.

During the year ended April 30, 2024 and 2023, the Company incurred management salary expenses of $124,183 and $67,670 to the CEO and CFO, respectively. As of April 30, 2024 and April 30, 2023, salary payable was $13,200 and $3,462, respectively.

Advisor - Affiliate

During the years ended April 30, 2024 and 2023, the Company incurred consulting fees of $60,000 and $60,000 to the affiliated advisor, respectively. As of April 30, 2024 and April 30, 2023, the total amount due to the affiliated advisor was $210,000 and $150,000, respectively.

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

During the year ended April 30, 2024, the Company awarded 558,340 shares of common stock to the President of Distro Plus Division valued at $93,240, of which 158,333 shares of common stock was recorded as stock payable of $23,239 as of April 30, 2024.

During the year ended April 30, 2024 and 2023, the Company incurred management salary of $104,196 and $88,716 to the President, respectively. As of April 30, 2024 and April 30, 2023, salary payable was $10,000 and $4,038, respectively.

Operational Manager

During the year ended April 30, 2023, the Company awarded 29,380 shares of common stock to the Operational Manager valued at $4,760.

During the year ended April 30, 2024, the Company awarded 165,272 shares of common stock to the Operational Manager valued at $28,923.

During the years ended April 30, 2024 and 2023, the Company incurred management salary of $21,440 and $15,947 to the Operational Manager, respectively.

VP – Distro Plus

During the year ended April 30, 2023, the Company awarded 115,000 shares of common stock to the Vice President of Distro Plus Division valued at $18,630.

During the year ended April 30, 2024, the Company awarded 1,370,000 shares of common stock to the Vice President of Distro Plus Division valued at $155,902.

During the year ended April 30, 2024 and 2023, the Company incurred management salary of $77,174 and $12,050 to the Vice President, respectively.

Director

During the year ended April 30, 2024, the Company awarded 2,197,687 shares of common stock to the Director valued at $333,277, of which 1,385,189 shares of common stock valued $191,089 was issued as compensation upon his termination on March 8, 2024.

During the years ended April 30, 2024 and 2023, the Company incurred consulting fees of $12,000 and $0 to the Director, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on April 30, 2024 and April 30, 2023, consists of the following:

	April 30, 2024	April 30, 2023
Dated June 16, 2021	$20,000	$95,000
Dated September 8, 2021	18,000	168,000
Total convertible notes	$38,000	$263,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded a total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2024, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. As of April 30, 2024, the debt discount was fully amortized. As of April 30, 2024 and April 30, 2023, the convertible note principal balance was $20,000 and $95,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023, and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. During the year ended April 30, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000 at a fixed conversion rate of $0.10 per share. As of April 30, 2024, the debt discount was fully amortized. As of April 30, 2024 and April 30, 2023, the convertible note was $18,000 and $168,000, respectively.

During the year ended April 30, 2024, and 2023, the Company recorded interest expenses of $16,203 and $32,540, respectively. As of April 30, 2024 and April 30, 2023, the accrued interest payable was $80,046 and $63,843, respectively.

As of April 30, 2024 and April 30, 2023, the convertible note payable was $38,000 and $263,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on April 30, 2024 and April 30, 2023, consists of the following:

	April 30, 2024	April 30, 2023
June 2022	$-	$20,000
August 2022	137,500	137,500
September 2022	110,000	110,000
October 2022	229,350	302,500
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	55,000	220,000
March 2023	55,000	105,000
April 2023	-	220,000
May 2023	85,800	-
June 2023	236,720	-
August 2023	165,000	-
September 2023	125,000	-
November 2023	160,000	-
January 2024	150,000	-
February 2024	120,000	-
Total promissory notes payable, gross	2,019,870	1,505,500
Less: Unamortized debt discount	(49,977)	(293,952)
Total promissory notes	$1,969,893	$1,211,548

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 0.51 years

•	Annual interest rate of 10%-18%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the year ended April 30, 2024 and 2023, the Company issued promissory notes for aggregate principal amount of $1,238,500 and $1,560,500 for proceeds of $1,178,500 and $1,424,000, respectively.

During the year ended April 30, 2024, the Company made repayment on principal balance of promissory notes of $286,880 and accrued interest of promissory notes of $26,782.

During the year ended April 30, 2024, the Company issued 310,237 shares of common stock for the repayment of $31,050 principal balance of promissory notes.

During the year ended April 30, 2024, the Company issued 43 shares of series C preferred stock for repayment of promissory notes of $385,000 and accrued interest of $37,115.

During the year ended April 30, 2024, the Company issued 1,320,000 shares of common stock for term extension of promissory notes.

During the year ended April 30, 2024, the Company issued 1,194,800 shares of common stock as loan inducements for promissory notes.

During the year ended April 30, 2024, the Company recorded stock payable of $21,200 for outstanding 240,000 stock for repayment of outstanding principal balance of a promissory note.

During the year ended April 30, 2024, the Company recorded stock payable of $40,220 for outstanding 524,000 stock for loan inducements of promissory notes.

During the year ended April 30, 2024, the Company recorded stock payable of $13,493 for outstanding 75,000 stock related to interest and fees on promissory notes.

During the year ended April 30, 2024, the Company recorded stock payable of $31,975 for outstanding 282,965 stock related to term extension of a promissory note.

During the year ended April 30, 2024 and 2023, the Company recorded interest expenses of $204,398 and $60,893, respectively. As of April 30, 2024 and April 30, 2023, the accrued interest payable was $196,145 and $55,643, respectively.

NOTE 10 – LEASES

In March 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are four years with APR ranging from 10.96% to 18%. The Company made downpayment of $5,000 on two vehicles and $6,500 on one vehicle.

During the year ended April 30, 2024, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are six years with APR ranging from 13.44% to 15.81%. The Company made a downpayment of $5,000 on two vehicles.

As of April 30, 2024 and April 30, 2023, the finance lease obligations included in current liabilities were $43,710 and $25,383 and finance lease obligations included in non-current liabilities was $146,186 and $88,221, respectively. During the year ended April 30, 2024, interest expense was $15,982 (including late charge of $203) and depreciation on the right-of-used assets was $42,010.

As of April 30, 2024, the Company had the following lease obligations:

	Discount		April 30,	April 30,
	Rate	Maturity	2024	2023
Current	6.13% - 10.51%	March 2027 - July 2029	$43,710	$25,383
Non-current	6.13% - 10.51%	March 2027 - July 2029	146,186	88,221
			$189,896	$113,604

The following table summarizes the maturity of our lease liabilities as of April 30, 2024:

Balance - April 30, 2023	$113,604
Lease liability additions	111,960
Repayment of Lease liability	(51,447)
Imputed interest	15,779
Balance - April 30, 2024	$189,896

Year Ended April 30,
2025	$58,118
2026	58,118
2027	55,247
2028	23,661
Thereafter	29,722
Total lease payments	224,866
Less: imputed interest	(34,970)
Lease liabilities	$189,896

As of April 30, 2024, the Company has right-of-use assets as follows:

Balance - April 30, 2023	$129,367
Additions	121,960
Depreciation	(42,010)
Balance - April 30, 2024	$209,317

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on a month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,500 per month, consisting of $2,500 payable in common shares of the Company and $2,000 payable in cash. As of April 30, 2024, the lease is currently on a month-to-month basis.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending December 31, 2024, at a cost of $4,500 per month.

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

The reconciliation of the net operating loss for year ended April 30, 2024 and 2023 is shown as follows:

	Year Ended
	April 30,	April 30,
	2024	2023
Net loss	$(4,937,934)	$(4,035,513)
Add: Stock based compensation	1,738,442	2,202,707
Net operating loss	$(3,199,492)	$(1,832,806)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2024 and 2023 are as follows:

	April 30,	April 30,
	2024	2023
Net operating loss carryforward	$(6,947,381)	$(3,747,889)
Effective tax rate	21%	21%
Deferred tax asset	(1,458,950)	(787,057)
Less: Valuation allowance	1,458,950	787,057
Net deferred asset	$-	$-

The valuation allowance increased by $671,893 and $384,890 during the years ended April 30, 2024 and 2023, respectively. As of April 30, 2024, the Company had approximately $6.9 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018, can be carried forward for twenty years, whereas NOLs generated after April 30, 2018, can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2024 are subject to review by the tax authorities.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended April 30, 2024 or 2023. The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties on April 30, 2024 or 2023. Tax returns for the years ended 2016 through 2024 are subject to review by the tax authorities.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to April 30, 2024, and through the date that these financials were issued, the Company had the following subsequent events:

On May 31, 2024, the Company issued 17 shares of series C preferred stock for cash proceeds of $170,000.

On June 24, 2024, the Company issued 25 shares of series C preferred stock for cash proceeds of $250,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2024 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2024our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position held with the Company	Age	Date First Elected or Appointed
Brett H. Pojunis	Chairman, Chief Executive Officer, Chief Financial Officer, and Director	44	May 5, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brett H. Pojunis, President, Chairman, Chief Executive Officer, Chief Financial Officer and Director

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

Prior to founding GPO Plus, Mr. Pojunis was one of the leaders of the Libertarian Party serving two-terms on the Libertarian National Committee (LNC), two terms as the Chairman of the Libertarian Party of Nevada and was part of the senior staff for the 2016 Johnson/Weld Presidential campaign. Mr. Pojunis was very involved with state level legislation and advocacy which included Question 2 (in 2016) as well as an advisor to other statewide initiatives. Mr. Pojunis hosted and produced over 150 political events including the 2016 Libertarian Presidential Debate hosted by Penn Jillette (Penn & Teller) that included video questions from well-known celebrities which aired on TheBlaze Network. Mr. Pojunis was the creator of multiple politically focused events and conferences including LPEX – the Libertarian Political Expo, a political conference for Libertarian political training, and The Political Party, a non-partisan organization with the goal of getting more Nevadans involved in the political process with the well-known “Meet the Candidates” events series.

Mr. Pojunis has been involved in finance and the public markets since 1999. Mr. Pojunis has been a consultant to many start-up companies as well as publicly traded companies including high-tech Internet to traditional brick and mortar companies. From 2002 through October 2009, Mr. Pojunis has been involved in nightlife and entertainment ventures bridging technology and social media with events. He has hosted over 650 events in Las Vegas as well as other markets throughout the United States. Mr. Pojunis served on the Board of Directors of multiple private and public companies and organizations. Mr. Pojunis has military training ranging from Civil Affairs Specialist (38A) to Combat Engineer (12B). While in the US ARMY he was awarded the Outstanding American award, twice. Mr. Pojunis is a fellow at The Leadership Institute, which provides political activism training. Mr. Pojunis studied Environmental Liberal Arts at Green Mountain College and Entrepreneurship classes at the Simon School of Business at the University of Rochester. Mr. Pojunis attended elective International Business and Finance classes at Rochester Institute of Technology.

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

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation, or audit committee charter. Our directors believe that it is not necessary to have such committees at this time, because the functions of such committees can be adequately performed by the board of directors.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers.

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2024 and 2023 (each, a “Named Executive Officer”); and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2024 and 2023 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $150,000 for the respective fiscal year:

			SUMMARY COMPENSATION TABLE

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)

Brett H. H. Pojunis	2024	124,183	-	173,631	-	-	-	-	297,814
CEO and CFO	2023	67,670	-	152,625	-	-	-	-	220,295

Laurence Ruhe (1)	2024	-	-	-	-	-	-	-	-
Consultant	2023	216,950		545,269					762,219

Ronald McCormick (2)	2024	-	-	-	-	-	-	-	-
President	2023	15,000	-	13,123	-	-	-	-	28,125

Wayne Smeal (3)	2024	-	-	-	-	-	-	-	-
COO	2023	15,000	-	13,125	-	-	-	-	28,125

Bryan Garabrandt (4)	2024	-	-	-	-	-	-	-	-
Vice President	2023	81,335	-	47,125	-	-	-	-	128,460

Joesph Jaconi (5)	2024	104,196	-	93,240	-	-	-	-	197,436
CMO	2023	98,716-	-	48,567	-	-	-	-	147,284

(1)	Laurence Ruhe was the Chief Financial Officer of the Company from November 1, 2021, through August 22, 2022, and is now a contractor for the Company.
(2)	Ronald McCormick served as President of the Company from December 3,2021 through October 18, 2022.
(3)	Wayne Smeal served as Chief Operating Officer from December 29, 2021, through November 8, 2022.
(4)	Bryan Garabrandt hired as Vice President of Sales and Marketing on May 3, 2021, and resigned on March 27, 2023. He rejoined the Company as Lead Technologist on April 10, 2023.
(5)	Joesph Jaconi served as President of Distro Plus Division from August 29, 2022. to November 30, 2023.

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

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2024, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2024, there were no options exercised by our named officers.

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

Indebtedness of Directors, Senior Officers, Executive Officers, and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 13, 2024, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o 3571 E. Sunset Road, Suite #300, Las Vegas, Nevada 89120.

As of August 13, 2024, there were 57,633,014 shares of our common stock issued and outstanding.

	Common Stock		Convertible Series A Preferred		Series A non-voting redeemable preferred
	Amount and		Amount and		Amount and
	Nature of		Nature of		Nature of
	Beneficial	Percentage of	Beneficial	Percentage of	Beneficial	Percentage of
Name and Address of Beneficial Owner	Ownership	Class (1)	Ownership	Class	Ownership	Class

Brett H. Pojunis	8,912,500	15.46%	500,000	50.00%	-	-

Michael Fugler	6,453,000	11.20%	500,000	50.00%	175,000	100.00%

Directors and Executive Officers as a Group ()	15,365,500	26.66%	500,000	50.00%	-	-

5% Shareholders as a Group	15,365,500	26.66%	1,000,000	100.00%	175,000	100.00%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2024 in which the amount involved in the transaction exceeded or exceeds the lesser of $150,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

During the years ended April 30, 2023, and 2022, the Company incurred management fees of $0 and $43,370 with Brett H. Pojunis, respectively.

During the years ended April 30, 2023, and 2022, the Company incurred management salary expenses of $67,670 and $15,000 to Brett H. Pojunis, respectively. As of April 30, 2023, and 2022, salary payable was $3,462 and $8,077, respectively.

During the year ended April 30, 2024 and 2023, the Company incurred management salary expenses of $124,183 and $67,670 to the CEO and CFO, respectively. As of April 30, 2024 and April 30, 2023, salary payable was $13,200 and $3,462, respectively

During the year ended April 30, 2024, the Company issued 1,437,500 shares of common stock to Brett H. Pojunis valued at $173,631.

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

During the years ended April 30, 2023, and 2022, the Company incurred consulting fees of $60,000 and $90,000 which includes a sign on bonus of $50,000 to the affiliated advisor, respectively. As of April 30, 2023, and 2022, the total amount due to the affiliated advisor was $150,000 and $90,000, respectively.

During the years ended April 30, 2024 and 2023, the Company incurred consulting fees of $60,000 and $60,000 to the affiliated advisor, respectively. As of April 30, 2024 and April 30, 2023, the total amount due to the affiliated advisor was $210,000 and $150,000, respectively.

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

During the year ended April 30, 2024, the Company awarded 558,340 shares of common stock to the President of Distro Plus Division valued at $93,240, of which 158,333 shares of common stock was recorded as stock payable of $23,239 as of April 30, 2024.

During the year ended April 30, 2024 and 2023, the Company incurred management salary of $104,196 and $98,716 to the President, respectively. As of April 30, 2024 and April 30, 2023, salary payable was $10,000 and $4,038, respectively.

Operational Manager

During the year ended April 30, 2023, the Company issued 115,000 shares of common stock to the Operational Manager valued at $18,630.

During the years ended April 30, 2023, and 2022, the Company incurred management salary of $15,947 and $0 to the Operational Manager, respectively. As of April 30, 2023, and 2022, salary payable was $903 and $0, respectively.

During the year ended April 30, 2024, the Company awarded 165,272 shares of common stock to the Operational Manager valued at $28,923.

During the years ended April 30, 2024 and 2023, the Company incurred management salary of $21,440 and $15,947 to the Operational Manager, respectively, This employee has been terminated.

VP – Distro Plus

During the year ended April 30, 2023, the Company issued 29,380 shares of common stock to the Vice President of Distro Plus Division valued at $4,760.

During the years ended April 30, 2023, and 2022, the Company incurred management salary of $12,050 and $0 to the Vice President of Distro Plus Division, respectively. As of April 30, 2023, and 2022, salary payable was $1,794 and $0, respectively.

During the year ended April 30, 2024, the Company awarded 1,370,000 shares of common stock to the Vice President of Distro Plus Division valued at $155,902.

During the year ended April 30, 2024 and 2023, the Company incurred management salary of $77,174 and $12,050 to the Vice President, respectively.

Director

During the year ended April 30, 2024, the Company awarded 2,197,687 shares of common stock to the Director valued at $333,277, of which 1,385,189 shares of common stock valued $191,089 was issued as compensation upon his termination on March 8, 2024.

During the years ended April 30, 2024 and 2023, the Company incurred consulting fees of $12,000 and $0 to the Director, respectively.

As of April 30, 2023, and 2022, the amount due to the related parties was $253,235 and $177,932, respectively.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent.” Our board of directors currently has one (1) member, Brett H. Pojunis. Mr. Pojunis who serves as our Chief Executive Officer, Chief Financial Officer, President and Secretary, is “independent” within the definition of independence provided in the Marketplace Rules of the National Association of Securities Dealers and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

From inception to present date, we believe that the member of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 3, 2023, the Company was informed that Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC (“Pinnacle”) had sold a portion of its business to GreenGrowth CPAs (“GreenGrowth”). On November 10, 2023, the Company engaged and executed an agreement with GreenGrowth, as the Company’s new independent accountant to replace Pinnacle. The reports of Pinnacle regarding the Company’s financial statements for the fiscal years ended April  30, 2023 and 2022, being the two most recent fiscal years for which the Company has filed audited financial statements with the Securities and Exchange Commission (the “SEC”), did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. The board of directors of the Company, acting as the audit committee, approved the decision to change independent accountants. During the fiscal years ended April  30, 2023 and 2022, and through October 31, 2023, the Company had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pinnacle would have caused Pinnacle to make reference thereto in connection with its report. During the fiscal years ended April  30, 2023 and 2022, and through October 31, 2023, the Company did not experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that management of the Company discussed with Pinnacle the continued existence of material weaknesses in the Company’s internal control over financial reporting.

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2024 and for fiscal year ended April 30, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

GreenGrowth CPAs

	Year Ended	Year Ended
	April 30,	April 30,
Fee Category	2024	2023

Audit Fees	$16,168	$-
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$16,168	$-

Pinnacle Accountancy Group of Utah

	Year Ended	Year Ended
	April 30,	April 30,
Fee Category	2024	2023

Audit Fees	$28,614	$40,350
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$28,614	$40,350

Audit committee policies & procedures.

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

GPO PLUS, INC.

Dated: August 19, 2024	by:	/s/ Brett H. Pojunis
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

Signature	Title	Dated

/s/ Brett H. Pojunis	Brett H. Pojunis	August 19, 2024
Brett H. Pojunis	President, Chief Executive Officer, Treasurer and Secretary and Director

