Form 10-Q
period 2024-07-31
GPO Plus, Inc.
filed 2024-09-13
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2024

or

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

57,633,014 common shares issued and outstanding as of September 5, 2024.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national, or global political, economic, business, competitive, market (supply and demand) and regulatory conditions.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on August 19, 2024 (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2024	2024
ASSETS
Current Assets:
Cash	$56,724	$69,415
Accounts receivable	11,311	57,792
Prepaid expenses	41,595	35,140
Inventory, net	421,512	402,152
Total Current Assets	531,142	564,499

Finance lease right-of-use assets, net	197,271	209,317
Property and equipment, net	157,560	102,409
Intangible assets, net	26,643	33,772
TOTAL ASSETS	$912,616	$909,997

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,731,103	1,557,548
Accrued interest	313,892	276,190
Accrued liabilities - related parties	296,600	233,200
Deposits	9,925	-
Convertible note payable, net of debt discount of $0	38,000	38,000
Promissory note payable, net of debt discount of $23,959 and $49,977, respectively	1,970,411	1,969,893
Finance lease liabilities	44,675	43,710
Stock payable - related parties	30,547	23,239
Stock payable	215,221	167,703
Total Current Liabilities	4,650,374	4,309,483

Finance lease liabilities - non-current	134,623	146,186
Total Liabilities	4,784,997	4,455,669

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 200 shares designated; 136.5 shares and 104.5 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 57,518,014 shares issued and outstanding	5,752	5,752
Subscription receivable	(60,000)	-
Additional paid in capital	34,291,357	33,971,357
Accumulated deficit	(40,026,756)	(39,440,047)
Total Stockholders' Deficit	(5,789,535)	(5,462,826)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$912,616	$909,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2024	2023

Revenues	$1,207,741	$970,735
Cost of revenue	945,994	747,031
Gross Profit	261,747	223,704

Operating Expenses
General and administrative	465,979	331,510
Professional fees	190,122	438,693
Professional fees - related parties	7,308	257,299
Management fees and salaries - related parties	83,540	127,588
Total Operating Expenses	746,949	1,155,090

Loss from operations	(485,202)	(931,386)

Other Expense
Interest expense	(101,507)	(286,422)
Total Other Expense	(101,507)	(286,422)

Net Loss	$(586,709)	$(1,217,808)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	57,633,014	39,569,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

(Unaudited)

 Three Months Ended July 31, 2024

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$-	$33,971,357	$(39,440,047)	$(5,462,826)
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	42	-	-	-	-	-	(60,000)	420,000	-	360,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(10)	-	-	-	-	-	-	(100,000)	-	(100,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(586,709)	(586,709)
Balance, July 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	137	$-	115,000	$12	57,518,014	$5,752	$(60,000)	$34,291,357	$(40,026,756)	$(5,789,535)

Three Months Ended July 31, 2023

					Stockholders' Deficit
	Founders Series A Non-Voting		Series A Non-Voting		Series A		Founders
	Redeemable		Redeemable		Convertible		Class A				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Shares		Common stock		Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	39,454,300	$3,947	$30,635,238	$(34,502,113)	$(3,862,816)

Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	613,437	61	93,089	-	93,150
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,217,808)	(1,217,808)
Balance, July 31, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	115,000	$12	40,067,737	$4,008	$30,728,327	$(35,719,921)	$(4,987,474)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(586,709)	$(1,217,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	7,110	147,098
Stock based compensation for services - related parties	7,308	257,299
Stock issued for promissory note extension	-	57,390
Stock payable for lease expense	7,500	6,921
Stock payable for interest expense for promissory notes	32,908	-
Depreciation of property and equipment	12,723	6,354
Depreciation of right-of-use-assets	12,046	7,727
Amortization of intangible assets	7,129	7,129
Amortization of promissory note discount	26,018	176,506
Interest expense on finance lease	3,931	2,884
Changes in operating assets and liabilities:
Accounts receivable	46,481	(26,825)
Prepaid expenses	(6,455)	(1,748)
Inventory	(19,360)	(92,176)
Accounts payable and accrued liabilities	173,555	380,157
Accrued interest	37,702	43,619
Accrued liabilities - related parties	63,400	(71,592)
Deposit	9,925	2,692
Net cash used in Operating Activities	(164,788)	(314,373)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(67,874)	-
Net cash used in Investing Activities	(67,874)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(14,529)	(19,223)
Proceeds from issuance of promissory notes	-	433,500
Repayment of promissory notes	(25,500)	(103,000)
Repayment from return of series C preferred shares	(100,000)	-
Proceeds from issuance of series C preferred shares	360,000	-
Net cash provided by Financing Activities	219,971	311,277

Net change in cash for period	(12,691)	(3,096)
Cash at beginning of period	69,415	55,496
Cash at end of period	$56,724	$52,400

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$550	$5,941

NON-CASH INVESTING AND FINANCING ACTIVITIES
Subscription receivable from issuance of series C preferred shares	$60,000	$-
Recognition of finance lease right-of-use assets	$-	$80,300
Stock payable for note inducement	$-	$64,235
Stock payable for prepaid expense	$-	$52,200
Issuance of common stock for conversion of debts	$-	$93,150

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2024 AND 2023

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 16.05%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of July 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $40,026,756. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2024, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 19, 2024.

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

As of July 31, 2024 and April 30, 2024, the Company had cash of $56,724 and $69,415, respectively.

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

As of July 31, 2024 and April 30, 2024, the Company had accounts receivable of $11,311 and $57,792, respectively.

As of July 31, 2024, the Company has two customers concentrated over 10% of the accounts receivable at 54% and 46%, respectively.

As of April 30, 2024, the Company has two customers concentrated over 10% of the accounts receivable at 90% and 10%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	July 31,	April 30,
	2024	2024
Security Deposit for office premise	$2,000	$2,000
Prepayment for services to consultants	39,595	33,140
Total	$41,595	$35,140

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of July 31, 2024 and April 30, 2024, the Company recorded inventory reserve of $32,632 and $31,387 for slow moving or obsolete inventory.

As of July 31, 2024 and April 30, 2024, the Company had finished goods inventory, net of inventory reserve of $421,512 and $402,152, respectively.

	July 31, 2024	April 30, 2024
Mr Vapor	$2,863	$3,473
Nutriumph	45,732	50,039
Distro	24,257	15,675
Loon	339,837	324,142
Vyve	8,823	8,823
	$421,512	$402,152

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended July 31, 2024, and 2023, no impairment losses have been identified.

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

During the three months ended July 31, 2024 and 2023, the Company recognized $1,207,741 and $970,729 of revenues related to merchandise and product sales, and $0 and $6 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $1,207,741 and $970,735, respectively. The Company incurred cost of revenue of $945,994 and $747,031 and generated gross profit of $261,747 and $223,704 during the three months ended July 31, 2024 and 2023, respectively. In regard to the sales that occurred during the three months ended July 31, 2024 and 2023, there are no unfulfilled obligations related to the merchandise and product sales.

During the three months ended July 31, 2024, the Company has one customer who contributed over 10% of total sales at 97%.

During the three months ended July 31, 2023, the Company has one customer contributed over 10% of total sales at 91%.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of July 31, 2024 and April 30, 2024, accounts payable and accrued liabilities were $1,731,103 and $1,557,548, comprised of trade payable of $1,684,470 and $1,491,332 and payroll liabilities of $46,633 and $66,216, respectively.

Leases

We determine if an arrangement is a lease at inception and whether the lease obligation is an operating lease or finance lease in accordance with ASC 842, “Leases.” A lease obligation is classified as a finance lease, if at least one of the following criteria is met:

•	A transferal of ownership of an asset to the lessee at the end of the term of the initial lease
•	The lessee is certain that they will exercise a purchase option at the end of the term of the lease
•	The leased asset has no alternative use to the lessor at the end of the lease
•	The lease term is a major part of the economic life (75%) of the underlying asset
•	The present value of lease payments is substantially all of the fair value of the leased asset (90%)

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

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, , accounts payable and accrued liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 –	quoted prices in active markets for identical assets or liabilities
Level 2 –	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 –	inputs that are unobservable (for example cash flow modelling inputs based on assumptions)

None of the financial instruments are measured at fair value on a recurring basis.

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

During the three months ended July 31, 2024 and 2023, the Company recorded $14,418 stock-based compensation expense and $404,397 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $0 and $25,500, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Three Month Ended
	July 31,
	2024	2023
Common stock award to consultants	$7,110	$147,098
Common stock award to management and executives - related parties	7,308	257,299
	$14,418	$404,397

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the three months ended July 31, 2024 and 2023, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	July 31,	July 31,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	38,000	188,000
Warrants	168,000	168,000
Common Stock Payable	2,184,649	3,668,983
	3,390,649	5,024,983

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on July 31, 2024 and 2023, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of July 31, 2024 and 2023, convertible shares from the Company’s non-affiliate convertible notes were 38,000 shares and 188,000 shares, respectively. (Note 8)

As of July 31, 2024 and 2023, the outstanding warrants issued in connection with these convertible notes were 168,000. (Note 6)

As of July 31, 2024 and 2023, the Company had stock payable of $245,768 and $559,643 for outstanding 2,184,649 shares and 3,668,983 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Three Months Ended
	July 31,
	2024	2023
Net loss per share, basic diluted	$(0.01)	$(0.03)
Net loss per common shares outstanding:
Founders Class A Common stock	$(5.10)	$(10.59)
Ordinary Common stock	$(0.01)	$(0.03)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	57,518,014	39,454,300
Total weighted average shares outstanding	57,633,014	39,569,300

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $7,129 and $7,129 for the three months ended July 31, 2024 and 2023, recorded as general and administrative expenses. As of July 31, 2024 and April 30, 2024, the intangible assets were $26,643 and $33,772, net of accumulated amortization of $58,910 and $51,781. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2025 (excluding three months ended July 31, 2024)	$21,389
Thereafter	5,254
$26,643

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of July 31, 2024 and April 30, 2024 are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$72,504	$9,215	$59,503	$141,222
Additions	-	-	67,874	67,874
July 31, 2024	$72,504	$9,215	$127,377	$209,096

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$28,490	$5,760	$4,563	$38,813
Additions	5,202	1,152	6,369	12,723
July 31, 2024	$33,692	$6,912	$10,932	$51,536

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$44,014	$3,455	$54,940	$102,409
July 31, 2024	$38,812	$2,303	$116,445	$157,560

During the three months ended July 31, 2024 and 2023, the Company acquired four automobiles of $67,874 and had no additions in property and equipment, respectively.

As of July 31, 2024 and April 30, 2024, Property and Equipment were $157,560 and $102,409, respectively. Depreciation expenses of $12,723 and $6,354 were incurred during the three months ended July 31, 2024 and 2023, respectively.

NOTE 6 - CAPITAL STOCK

Share Capital

On November 20, 2020, the Company filed amended and restated article of incorporation, resulting in increasing the authorized share capital from 125,000,000 shares to 200,000,000 shares and par value from $0.001 per share to $0.0001 per share consisting of the following:

•	90,000,000 shares of ordinary common stock
•	10,000,000 shares of founders’ class A common stock
•	50,000,000 shares of blank check common stock
•	500,000 shares of founders’ series A non-voting redeemable preferred stock
•	49,500,000 shares of blank check preferred stock (including 200 shares of Series C Preferred Stock subsequent designated on December 18, 2023)

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

Ordinary Common Stock

Three months ended July 31, 2023

During the three months ended July 31, 2023, the Company issued 613,437 shares of common stock for the conversion of convertible note principal of $93,150 at a fixed conversion rate of $0.15 per share. (Note 8)

As of July 31, 2024 and April 30, 2024, the issued and outstanding ordinary common stock was 57,518,014.

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

As of July 31, 2024 and April 30, 2024, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of July 31, 2024 and April 30, 2024, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of July 31, 2024 and April 30, 2024, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

During the three months ended July 31, 2024, the Company issued 42 shares of series C preferred stock for cash proceeds of $420,000. As of July 31, 2024, $360,000 were received and $60,000 was still outstanding recorded as subscription receivable under stockholders’ equity.

During the three months ended July 31, 2024, the Company refunded $100,000 to an investor for the return of 10 shares of series C preferred stock originally issued in March 2024.

As of July 31, 2024 and April 30, 2024, the issued and outstanding shares of series C preferred stock were 136.5 shares and 104.5 shares, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at the exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended July 31, 2024 and year ended April 30, 2024:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2023	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2024	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of July 31, 2024	168,000	$1.25

The fair value of the warrants on the date of grant was estimated at $263,060 using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555% - 591%
Expected dividend yield	-
Risk-free interest rate	0.41% - 0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of July 31, 2024:

	Warrants Outstanding		Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	0.11	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants on July 31, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of July 31, 2024, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.079 on July 31, 2024.

Stock Payable

As of July 31, 2024 and April 30, 2024, the Company had stock payable of $245,768 and $190,942 for outstanding 2,184,649 and 1,691,213 common shares, comprised of stock payable of $30,547 and $23,239 for outstanding 250,833 and 158,333 common shares to related parties and stock payable of $215,221 and $167,703 for outstanding 1,933,816 and 1,532,880 common shares to non-affiliates, respectively. As of July 31, 2024 and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets.

During the three months ended July 31, 2024 and 2023, the Company recorded stock payable of $7,308 and $257,299 for outstanding 92,500 and 1,470,279 common shares to executives and senior management. (Note 7)

During the three months ended July 31, 2024 and 2023, the Company recorded stock payable of $7,110 and $27,907 for outstanding 90,000 and 159,467 common shares to employees.

During the three months ended July 31, 2024 and 2023, the Company recorded stock payable of $7,500 and $6,921 for outstanding 94,936 and 43,860 stock for office rent.

During the three months ended July 31, 2024, the Company recorded stock payable of $32,908 for outstanding 216,000 common shares for interest expense of two promissory notes.

During the three months ended July 31, 2023, the Company recorded stock payable of $118,891 for outstanding 675,377 common shares to consultants for services.

During the three months ended July 31, 2023, the Company recorded stock payable of $27,000 for outstanding 150,000 S-8 shares to consultants for consultants for services.

During the three months ended July 31, 2023, the Company recorded stock payable of $57,390 for outstanding 300,000 common stock for term extension of two promissory notes.

During the three months ended July 31, 2023, the Company recorded stock payable of $64,235 for outstanding 870,000 stock for loan inducements of promissory notes issued during the three months ended July 31, 2023.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the three months ended July 31, 2024 and 2023, and shareholding and salary payable as of July 31, 2024 and April 30, 2024, are summarized as below:

	Three Months Ended July 31, 2024

Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$39,557	$-	$4,938
Advisor - Affiliate	-	15,000	-
VP - Distro Plus	28,983	-	2,370
	$68,540	$15,000	$7,308

	Three Months Ended July 31, 2023

Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$16,951	$-	$10,938
Advisor - Affiliate	-	15,000	-
President - Distro Plus	42,933	-	70,000
Operational Manager	21,495	-	28,923
VP - Distro Plus	24,747	-	5,250
Director	-	6,462	142,188
	$106,126	$21,462	$257,299

	As of July 31, 2024

	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting
Title	(Shares)	(Shares)	(Shares)	Fees Payable	Stock Payable
CEO and CFO	8,912,500	500,000	-	$8,550	$4,938
Advisor - Affiliate	6,453,000	500,000	175,000	225,000	-
President - Distro Plus	699,806	-	-	5,000	23,239
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	1,485,000	-	-	-	2,370
Director	2,489,128	-	-	-	-
	20,234,086	1,000,000	175,000	$238,550	$30,547

	As of April 30, 2024

	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting
Title	(Shares)	(Shares)	(Shares)	Fees Payable	Stock Payable
CEO and CFO	8,912,500	500,000	-	$13,200	$-
Advisor - Affiliate	6,453,000	500,000	175,000	210,000	-
President	699,806	-	-	10,000	23,239
COO	194,652	-	-	-	-
Interim CFO/Consultant	1,485,000	-	-	-	-
VP Sales and Marketing	2,489,128	-	-	-	-
	20,234,086	1,000,000	175,000	$233,200	$23,239

CEO and CFO

During the three months ended July 31, 2023, the Company awarded 62,500 shares of common stock to the CEO and CFO valued at $10,938. These stock awards were issued on August 15, 2023, and were recorded stock payable as of July 31, 2023.

During the three months ended July 31, 2024, the Company awarded 62,500 shares of common stock to the CEO and CFO valued at $4,938 recorded as stock payable as of July 31, 2024.

During the three months ended July 31, 2024, and 2023, the Company incurred management salary expenses of $39,557 and $16,951 to the CEO and CFO, respectively. As of July 31, 2024 and April 30, 2024, salary payable was $8,550 and $13,200, respectively.

Advisor - Affiliate

During the three months ended July 31, 2024 and 2023, the Company incurred consulting fees of $15,000 and $15,000 to the affiliated advisor, respectively. As of July 31, 2024 and April 30, 2024, the total amount due to the affiliated advisor was $225,000 and $210,000, respectively.

President – Distro Plus

During the three months ended July 31, 2023, the Company awarded 400,007 shares of common stock to the President of Distro Plus Division valued at $70,000. These stock awards were issued on August 15, 2023, and were recorded stock payable as of July 31, 2023.

During the three months ended July 31, 2023, the Company incurred management salary of $42,933 to the President. As of July 31, 2024 and April 30, 2024, salary payable was $0 and $10,000, respectively.

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

During the three months ended July 31, 2024, the Company awarded 30,000 shares of common stock to the Vice President of Distro Plus Division valued at $2,370 recorded as stock payable as of July 31, 2024.

During the three months ended July 31, 2024 and 2023, the Company incurred management salary of $28,983 and $24,747 to the Vice President, respectively.

Director

During the three months ended July 31, 2023, the Company awarded 812,500 shares of common stock to the Director valued at $142,188. These stock awards were issued on August 15, 2023, and were recorded stock payable as of July 31, 2023.

During the three months ended July 31, 2023, the Company incurred consulting fees of $6,462 to the Director.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on July 31, 2024 and April 30, 2024, consists of the following:

	July 31, 2024	April 30, 2024
Dated June 16, 2021	$20,000	$20,000
Dated September 8, 2021	18,000	18,000
Total convertible note payable	$38,000	$38,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded a total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2024, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. As of July 31, 2024, the debt discount was fully amortized. As of July 31, 2024 and April 30, 2024, the convertible note principal balance was $20,000.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023, and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. During the year ended April 30, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000 at a fixed conversion rate of $0.10 per share. As of July 31, 2024, the debt discount was fully amortized. As of July 31, 2024 and April 30, 2024, the convertible note was $18,000.

During the three months ended July 31, 2024 and 2023, the Company recorded interest expenses of $863 and $5,461, respectively. As of July 31, 2024 and April 30, 2024, the accrued interest payable was $80,908 and $80,046, respectively.

As of July 31, 2024 and April 30, 2024, the convertible note payable was $38,000.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on July 31, 2024 and April 30, 2024, consists of the following:

	July 31, 2024	April 30, 2024
August 2022	$137,500	$137,500
September 2022	110,000	110,000
October 2022	229,350	229,350
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	55,000	55,000
March 2023	55,000	55,000
May 2023	85,800	85,800
June 2023	231,220	236,720
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	140,000	160,000
January 2024	150,000	150,000
February 2024	120,000	120,000
Total promissory notes payable, gross	1,994,370	2,019,870
Less: Unamortized debt discount	(23,959)	(49,977)
Total promissory notes, net	$1,970,411	$1,969,893

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 0.51 years

•	Annual interest rate of 10%-18%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the three months ended July 31, 2024 and 2023, the Company issued promissory notes for aggregate principal amount of $0 and $478,500 for proceeds of $0 and $433,500, respectively.

During the three months ended July 31, 2024 and 2023, the Company made repayment on principal balance of promissory notes of $25,500 and $103,000 and accrued interest of promissory notes of $550 and $5,941, respectively.

During the three months ended July 31, 2023, the Company issued 113,437 shares of common stock for the repayment of $18,150 of a promissory note.

During the three months ended July 31, 2023, the Company recorded stock payable of $57,390 for outstanding 300,000 stock for term extension of two promissory notes. This amount is reflected in interest expense in the statements of operations.

During the three months ended July 31, 2023, the Company recorded stock payable of $64,235 for outstanding 870,000 stock for loan inducement of promissory notes issued during the three months ended July 31, 2023.

During the three months ended July 31, 2024, the Company recorded stock payable of $32,908 for outstanding 216,000 stock for interest expense of two promissory notes.

During the year ended July 31, 2024 and 2023, the Company recorded interest expenses of $37,389 and $44,100, respectively. As of July 31, 2024 and April 30, 2024, the accrued interest payable was $232,984 and $196,145, respectively.

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

As of July 31, 2024 and April 30, 2024, the finance lease obligations included in current liabilities were $44,675 and $43,710 and finance lease obligations included in non-current liabilities was $134,623 and $146,186, respectively. During the three months ended July 31, 2024 and 2023, interest expense was $3,932 and $2,284 and depreciation on the right-of-used assets was $12,046 and $7,727, respectively.

As of July 31, 2024 and April 30, 2024, the Company had the following lease obligations:

	Discount		July 31,	April 30,
	Rate	Maturity	2024	2024
Current	6.13% - 10.51%	March 2027 - July 2029	$44,675	$43,710
Non-current	6.13% - 10.51%	March 2027 - July 2029	134,623	146,186
			$179,298	$189,896

The following table summarizes the maturity of our lease liabilities as of July 31, 2024:

Balance - April 30, 2023	$113,604
Lease liability additions	111,960
Repayment of Lease liability	(51,447)
Imputed interest	15,779
Balance - April 30, 2024	$189,896
Lease liability additions	-
Repayment of Lease liability	(14,529)
Imputed interest	3,931
Balance - July 31, 2024	$179,298

Year Ended April 30,
2025	$43,588
2026	58,118
2027	55,247
2028	23,661
Thereafter	29,722
Total lease payments	210,336
Less: imputed interest	(31,038)
Lease liabilities	$179,298

As of July 31, 2024, the Company has right-of-use assets as follows:

Balance - April 30, 2023	$129,367
Additions	121,960
Depreciation	(42,010)
Balance - April 30, 2024	$209,317
Additions	-
Depreciation	(12,046)
Balance - July 31, 2024	$197,271

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on a month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,000 per month, consisting of $2,000 payable in common shares of the Company and $2,000 payable in cash. As of July 31, 2024, the lease is currently on a month-to-month basis.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending December 31, 2024, at a cost of $4,500 per month.

The leases are exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to July 31, 2024 and through the date that these financials were issued, the Company had the following subsequent events:

In August 2024, the Company received the remaining outstanding $60,000 cash proceeds from the issuance of 25 shares of Series C Preferred Stock in June 2024.

On August 25, 2024, the Company was served with a Complaint, filed in the Eighth Judicial District Court, Clark County, State of Nevada which the Company and its counsel believe to be a non-material litigation Case, because the matter had been resolved. The details of the Complaint can be found in Case No. A-24-899399 C Department 20 Nicholas Bell (“Plaintiff”) vs. GPO Plus, Brett Pojunis and Laurence Ruhe. The complaint, which alleges among other matters (i) Breach of contract. The Company has instructed counsel to contact opposing counsel and share with them the Settlement Agreement and alternatively file a motion to dismiss the complaint for which the Company feels there is no basis to support the lawsuit to continue in light of the issues having been settled.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended July 31, 2024 and 2023.

Three Months Ended July 31, 2024 Compared to the Three Months July 31, 2023

	Three Months Ended July 31,
	2024	2023	Changes	%
Revenues	$1,207,741	$970,735	$237,006	24%
Cost of revenue	$(945,994)	$(747,031)	$(198,963)	27%
Gross Profit	$261,747	$223,704	$38,043	17%
Operation Expenses	$(746,949)	$(1,155,090)	$408,141	(35%)
Loss from Operations	$(485,202)	$(931,386)	$446,184	(48%)
Other Expenses	$(101,507)	$(286,422)	$184,915	(65%)
Net Loss	$(586,709)	$(1,217,808)	$631,099	(52%)

Revenues

We had revenues of $1,207,741 from operations during the three months July 31, 2024 as compared to $970,735 of revenues during the three months ended July 31, 2023. The increase in revenue is attributed to increased business activities during the three months ended July 31, 2024.

Net Loss

Our unaudited financial statements report a net loss of $586,709 for the three months ended July 31, 2024 as compared to a net loss of $1,217,808 for the three months ended July 31, 2023. The decrease in net loss was due to decrease in operating expenses and other expenses.

Expenses

Our operating expenses for the three months ended July 31, 2024 were $746,949 compared to $1,155,090 for the three months ended July 31, 2023. Operating expenses for the three months ended July 31, 2024 consisted of $465,979 in general and administrative expenses, $190,122 in professional fees, $7,308 in professional fees for related parties and $83,540 in management fees and salaries for related parties. Operating expenses for the three months ended July 31, 2023, consisted of $331,510 in general and administrative expenses, $438,693 in professional fees, $257,299 in professional fees for related parties and $127,588 in management fees and salaries for related parties. The decrease in operating expenses during the three months ended July 31, 2024 was mainly due to the decrease in professional fees and professional fees – related parties. During the three months ended July 31, 2024 and 2023, the Company incurred stock-based compensation of $7,110 and $147,098 for common stock awards to consultants and $7,308 and $257,299 for common stock awards to related parties, respectively. Compensation was recorded under professional fees in the statements of operations.

Other Expenses

Our other expenses for the three months ended July 31, 2024 were $101,507 compared to $286,422 for the three months ended July 31, 2023. During the three months ended July 31, 2024, the Company incurred interest expense from loans of $70,297, interest expense from finance leases of $3,932, interest expense convertible notes $863 and debt discount amortization of $26,018. During the three months ended July 31, 2023, the Company incurred interest expense from loans of $44,100, interest expense from note extension $57,390, interest expense from finance leases of $2,883, interest expense convertible notes $5,462 and debt discount amortization of $176,507.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	July 31,	April 30,
	2024	2024
Current Assets	$531,142	$564,499
Current Liabilities	$4,650,374	$4,309,483
Working Capital (Deficiency)	$(4,119,232)	$(3,744,984)

Our total current assets as of July 31, 2024 were $531,142 as compared to total current assets of $564,499 as of April 30, 2024. The increase in current assets was due to an increase in inventory and prepaid expenses.

Our total current liabilities as of July 31, 2024 were $4,650,374 as compared to total current liabilities of $4,309,483 as of April 30, 2024. The increase in current liabilities was due primarily to the increase accounts payable and accrued liabilities, accrued liabilities to related parties, stock payable and accrued interest.

Our working capital deficit on July 31, 2024 was $4,119,332 as compared to working capital deficit of $3,744,984 as of April 30, 2024. The increase in working capital deficiency was due to the factors noted above.

Cashflow

	For the three Months Ended July 31
	2024	2023
Cash Flows used in Operating Activities	$(164,788)	$(314,373)
Cash Flows used in Investing Activities	$(67,874)	$-
Cash Flows provided by Financing Activities	$219,971	$311,277
Net decrease in cash during period	$(12,691)	$(3,096)

Operating Activities

Net cash used in operating activities was $164,788 for the three months ended July 31, 2024 compared with $314,373 net cash used in operating activities during the same period in 2023.

During the three months ended July 31, 2024, net cash used in operating activities was attributed to net loss of $586,709 decreased by stock-based compensation of $7,110, stock based compensation for related parties of $7.308, stock payable for lease expense of $7,500, stock payable for interest expense for promissory notes of $32,908, depreciation of property and equipment of $12,723, depreciation for right-of-use assets of $12,046, amortization of intangible assets of $7,129, amortization of promissory note discount of $26,018 and interest expense on finance lease of $3,931 and a net change in operating assets and liabilities of $305,248.

During the three months ended July 31, 2023, net cash used in operating activities was attributed to net loss of $1,217,808, decreased by stock-based compensation of $147,098, stock-base compensation related parties of $257,299, stock issued for promissory note extension of $57,390, stock payable for lease expense of $6,921, depreciation of furniture and equipment of $6,354, amortization of convertible note discount of $176,506, amortization of intangible assets of $7,129, depreciation of right-of-use-assets of $7,727, interest expense on finance lease of $2,884 and a net change in operating assets and liabilities of $234,127.

Investing Activities

During the three months ended July 31, 2024 and 2023, we used $67,874 and $0 in investing activities, respectively. During the three months ended July 31, 2024, the Company acquired four vehicles for $67,874.

Financing Activities

During the three months ended July 31, 2024, net cash from financing activities was $219,971 compared to $311,277 during the same period in 2023. Cash flows from financing activities during the three months ended July 31, 2024 were from repayment for finance leases $14,529, repayment of promissory notes $25,500, repayment from return of series C preferred shares $100,000 and proceeds from issuance of series C preferred shares totalling $360,000. Proceeds from financing activities during the three months ended July 31, 2023, were from repayment for finance leases $19,223, proceeds from issuance of promissory notes totalling $433,500 and repayment of promissory notes $103,000.

Going Concern

As of July 31, 2024, we had cash on hand of $56,724. We generated revenues of $1,207,741 and gross profit of $261,747 during the three months ended July 31, 2024, but incurred net loss of $586,709 during the period and a cumulative deficit of 40,026,756 since our inception. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2024. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2024.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 25, 2024, the Company was served with a Complaint, filed in the Eighth Judicial District Court, Clark County, State of Nevada which the Company and its counsel believe to be a non-material litigation Case, because the matter had been resolved. The details of the Complaint can be found in Case No. A-24-899399 C Department 20 Nicholas Bell (“Plaintiff”) vs. GPO Plus, Brett Pojunis and Laurence Ruhe. The complaint, which alleges among other matters (i) Breach of contract. The Company has instructed counsel to contact opposing counsel and share with them the Settlement Agreement and alternatively file a motion to dismiss the complaint for which the Company feels there is no basis to support the lawsuit to continue in light of the issues having been settled.

With the exception of the above-described complaint, which we believe to be non-material, we are not involved in any pending legal proceedings or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

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

During the three months ended July 31, 2024, the Company refunded $100,000 to an investor for the return of 10 shares of series C preferred stock originally issued in March 2024.

During the three months ended July 31, 2024, the Company issued 42 shares of series C preferred stock for cash proceeds of $420,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

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

GPO PLUS, INC.

Date: September 13, 2024	By:	/s/ Brett H. Pojunis
Brett H. Pojunis President Chief Executive Officer and Chief Financial Officer, Treasurer, Secretary, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

