Form 10-Q
period 2024-10-31
GPO Plus, Inc.
filed 2024-12-16
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: October 31, 2024

or

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

__________________________________________________________________

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

57,758,014 common shares issued and outstanding as of December 11, 2024.

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

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2024	2024
ASSETS
Current Assets:
Cash	$16,363	$69,415
Accounts receivable	42,806	57,792
Prepaid expenses	37,552	35,140
Inventory, net	157,159	402,152
Total Current Assets	253,880	564,499

Finance lease right-of-use assets, net	184,992	209,317
Property and equipment, net	144,837	102,409
Intangible assets, net	19,513	33,772
TOTAL ASSETS	$603,222	$909,997

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,508,154	1,557,548
Accrued interest	378,214	276,190
Accrued liabilities - related parties	320,111	233,200
Deposits	167,662	-
Convertible note payable, net of debt discount of $0	38,000	38,000
Promissory note payable, net of debt discount of $44,223 and $49,977, respectively	2,184,647	1,969,893
Finance lease liabilities	45,663	43,710
Stock payable - related parties	36,282	23,239
Stock payable	248,272	167,703
Total Current Liabilities	4,927,005	4,309,483

Finance lease liabilities - non-current	122,804	146,186
Total Liabilities	5,049,809	4,455,669

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 131.5 shares and 104.5 shares issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 57,643,014 shares and 57,518,014 shares issued and outstanding issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	5,765	5,752
Subscription receivable	-	-
Additional paid in capital	34,242,432	33,971,357
Accumulated deficit	(40,612,050)	(39,440,047)
Total Stockholders' Deficit	(6,363,741)	(5,462,826)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$603,222	$909,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023

Revenues	$1,189,151	$1,217,570	$2,396,892	$2,188,305
Cost of revenue	963,675	1,016,805	1,909,669	1,763,836
Gross Profit	225,476	200,765	487,223	424,469

Operating Expenses
General and administrative	435,328	321,033	901,307	652,543
Professional fees	192,451	455,077	382,573	893,770
Professional fees - related parties	5,735	66,415	13,043	323,714
Management fees and salaries - related parties	93,110	114,613	176,650	242,201
Total Operating Expenses	726,624	957,138	1,473,573	2,112,228

Loss from operations	(501,148)	(756,373)	(986,350)	(1,687,759)

Other Expense
Interest expense	(84,146)	(218,697)	(185,653)	(505,119)
Total Other Expense	(84,146)	(218,697)	(185,653)	(505,119)

Net Loss	$(585,294)	$(975,070)	$(1,172,003)	$(2,192,878)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	57,684,644	43,586,080	57,658,829	41,679,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIXMONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

Six Months Ended October 31, 2024

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$-	$33,971,357	$(39,440,047)	$(5,462,826)
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	42	-	-	-	-	-	(60,000)	420,000	-	360,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(10)	-	-	-	-	-	-	(100,000)	-	(100,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(586,709)	(586,709)
Balance, July 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	137	$-	115,000	$12	57,518,014	$5,752	$(60,000)	$34,291,357	$(40,026,756)	$(5,789,535)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	125,000	13	-	1,075	-	1,088
Subscription Receivable	-	-	-	-	-	-	-	-	-	-	-	-	60,000	-	-	60,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(5)	-	-	-	-	-	-	(50,000)	-	(50,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(585,294)	(585,294)
Balance, October 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	132	$-	115,000	$12	57,643,014	$5,765	$-	$34,242,432	$(40,612,050)	$(6,363,741)

Six Months Ended October 31, 2023

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Stock	Stock Payable-Related	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Parties	Capital	Deficit	Deficit

Balance, April 30, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	39,454,300	$3,947	$-	$-	$30,635,238	$(34,502,113)	$(3,862,816)

Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	-	-	613,437	61	-	-	93,089	-	93,150
Stock payable	-	-	-	-	-	-	-	-	-	-	-	-	302,344	-	-	-	302,344
Stock payable - related parties	-	-	-	-	-	-	-	-	-	-	-	-	-	257,299	-	-	257,299
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,217,808)	(1,217,808)
Balance, July 31, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	40,067,737	$4,008	$302,344	$257,299	$30,728,327	$(35,719,921)	$(4,427,831)

Issuance of common stock for conversion of Founders Series A Non-voting Redeemable Preferred Stock	(7,500)	(57,751)	-	-	-	-	-	-	-	-	400,000	40	-	-	57,711	-	57,751
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	18	-	-	-	-	-	-	-	175,000	-	175,000
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	400,000	40	(57,390)	-	76,480	-	19,130
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	786,000	79	(59,201)	-	59,122	-	(0)
Issuance of common stock to related parties for services	-	-	-	-	-	-	-	-	-	-	1,470,279	147	-	(257,299)	257,152	-	0
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	984,844	98	(173,798)	-	173,700	-	0
Stock payable	-	-	-	-	-	-	-	-	-	-	-	-	112,235	-	-	-	112,235
Stock payable - related parties	-	-	-	-	-	-	-	-	-	-	-	-	-	66,415	-	-	66,415
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(975,070)	(975,070)
Balance, October 31, 2023	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	18	$-	115,000	$12	44,108,860	$4,412	$124,190	$66,415	$31,527,492	$(36,694,991)	$(4,972,370)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,172,003)	$(2,192,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	23,540	262,135
Stock based compensation for services - related parties	13,043	323,714
Non-cash interest expense for promissory note extension	-	76,520
Non-cash interest expense for promissory note	-	13,493
Stock payable for lease expense	15,000	14,315
Stock payable for interest expense for promissory notes	32,908	-
Depreciation of furniture and equipment	25,446	12,845
Depreciation of right-of-use-assets	24,325	18,649
Amortization of intangible assets	14,259	14,259
Amortization of promissory note discount	40,464	302,215
Interest expense on finance lease	7,630	7,184
Changes in operating assets and liabilities:
Accounts receivable	14,986	(25,674)
Prepaid expenses	(2,412)	5,073
Inventory	244,993	(94,421)
Accounts payable and accrued liabilities	(49,395)	477,566
Accrued interest	102,024	99,386
Accrued liabilities - related parties	86,911	(32,497)
Deposit	167,662	6,000
Net cash used in Operating Activities	(410,619)	(712,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(67,874)	(28,000)
Net cash used in Investing Activities	(67,874)	(28,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(29,059)	(21,779)
Proceeds from issuance of promissory notes	245,000	708,500
Repayment of promissory notes	(60,500)	(103,000)
Repayment from return of series C preferred shares	(150,000)	-
Proceeds from issuance of series C preferred shares	420,000	175,000
Net cash provided by Financing Activities	425,441	758,721

Net change in cash for period	(53,052)	18,606
Cash at beginning of period	69,415	55,496
Cash at end of period	$16,363	$74,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$550	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$-	$121,960
Stock payable for note inducement	$9,121	$24,245
Issuance of common stock for note inducement	$1,088	$59,201
Issuance of common stock for conversion of debts	$-	$93,150
Issuance of common stock for conversion of Founders Series A	$-	$57,751

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 15.43%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of October 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $40,612,050. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 19, 2024.

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

As of October 31, 2024 and April 30, 2024, the Company had cash of $16,363 and $69,415, respectively.

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

As of October 31, 2024 and April 30, 2024, the Company had accounts receivable of $42,806 and $57,792, respectively.

As of October 31, 2024, the Company has two customers concentrated over 10% of the accounts receivable at 80% and 14%, respectively.

As of April 30, 2024, the Company has two customers concentrated over 10% of the accounts receivable at 90% and 10%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	October 31,	April 30,
	2024	2024
Security Deposit for office premise	$2,000	$2,000
Prepayment for inventory purchases	35,552	33,140
Total	$37,552	$35,140

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of October 31, 2024 and April 30, 2024, the Company recorded inventory reserve of $11,829 and $31,387 for slow moving or obsolete inventory.

As of October 31, 2024 and April 30, 2024, the Company had finished goods inventory, net of inventory reserve of $157,159 and $402,152, respectively.

	October 31, 2024	April 30, 2024
Mr Vapor	$-	$3,473
Nutriumph	37,318	50,039
Distro	29,329	15,675
Loon	79,680	324,142
Vyve	9,367	8,823
Coast	1,465	0
	$157,159	$402,152

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended October 31, 2024 and 2023, no impairment losses have been identified.

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

During the six months ended October 31, 2024 and 2023, the Company recognized $2,396,892 and $2,188,280 of revenues related to merchandise and product sales, and $0 and $25 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $2,396,892 and $2,188,305, respectively. The Company incurred cost of revenue of $1,763,836 and $57,621 and generated gross profit of $424,469 and $24,700 during the six months ended October 31, 2024 and 2023, respectively. In regard to the sales that occurred during the six months ended October 31, 2024 and 2023, there are no unfulfilled obligations related to the merchandise and product sales.

During the six months ended October 31, 2024, the Company has one customer who contributed over 10% of total sales at 93%.

During the six months ended October 31, 2023, the Company has one customer contributed over 10% of total sales at 94%.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of October 31, 2024 and April 30, 2024, accounts payable and accrued liabilities were $1,508,154 and $1,557,548, comprised of trade payable of $1,484,430 and $1,491,332 and payroll liabilities of $23,724 and $66,216, respectively.

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

During the six months ended October 31, 2024 and 2023, the Company recorded $363,583 stock-based compensation expense and $585,849 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $0 and $16,200, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Six Months Ended
	October 31,
	2024	2023
Common stock award to consultants	$23,540	$262,135
Common stock award to management and executives - related parties	13,043	323,714
	$36,583	$585,849

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the six months ended October 31, 2024 and 2023, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	October 31,	October 31,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	38,000	188,000
Warrants	168,000	168,000
Common Stock Payable	3,150,617	1,491,842
	4,356,617	2,847,842

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on October 31, 2024 and 2023, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of October 31, 2024 and 2023, convertible shares from the Company’s non-affiliate convertible notes were 38,000 shares and 188,000 shares, respectively. (Note 8)

As of October 31, 2024 and 2023, the outstanding warrants issued in connection with these convertible notes were 168,000. (Note 6)

As of October 31, 2024 and 2023, the Company had stock payable of $284,554 and $190,605 for outstanding 3,150,617 shares and 1,491,842 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Six Months Ended
	October 31,
	2024	2023
Net loss per share, basic diluted	$(0.02)	$(0.05)
Net loss per common shares outstanding:
Founders Class A Common stock	$(10.19)	$(19.07)
Ordinary Common stock	$(0.02)	$(0.05)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	57,543,829	41,564,959
Total weighted average shares outstanding	57,658,829	41,679,959

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $14,259 and $14,259 for the six months ended October 31, 2024 and 2023, recorded as general and administrative expenses. As of October 31, 2024 and April 30, 2024, the intangible assets were $19,513 and $33,772, net of accumulated amortization of $66,040 and $51,781. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2025 (excluding six months ended October 31, 2024)	$14,259
Thereafter	5,254
$19,513

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of October 31, 2024 and April 30, 2024, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$72,504	$9,215	$-	$81,719
Additions	-	-	59,503	59,503
April 30, 2024	$72,504	$9,215	$59,503	$141,222
Additions	-	-	67,874	67,874
October 31, 2024	$72,504	$9,215	$127,377	$209,096

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$7,681	$1,152	$-	$8,833
Additions	20,809	4,608	4,563	29,980
April 30, 2024	$28,490	$5,760	$4,563	$38,813
Additions	10,404	2,304	12,738	25,446
October 31, 2024	$38,894	$8,064	$17,301	$64,259

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$44,014	$3,455	$54,940	$102,409
October 31, 2024	$33,610	$1,151	$110,076	$144,837

During the six months ended October 31, 2024 and 2023, the Company acquired four automobiles of $67,874 and had no additions in property and equipment, respectively.

As of October 31, 2024 and April 30, 2024, Property and Equipment were $144,837 and $102,409, respectively. Depreciation expenses of $25,446 and $12,845 were incurred during the six months ended October 31, 2024 and 2023, respectively.

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

Ordinary Common Stock

Six months ended October 31, 2024

During the six months ended October 31, 2024, the Company issued 125,000 shares of common stock as loan inducements for promissory notes of $55,000 issued on the same date.

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

As of October 31, 2024 and April 30, 2024, the issued and outstanding ordinary common stock was 57,643,014 shares and 57,518,014 shares, respectively.

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

As of October 31, 2024 and April 30, 2024, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of October 31, 2024 and April 30, 2024, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of October 31, 2024 and April 30, 2024, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

During the six months ended October 31, 2024, the Company issued 42 shares of series C preferred stock for cash proceeds of $420,000.

During the six months ended October 31, 2024, the Company refunded $150,000 to investors for the return of 15 shares of series C preferred stock originally issued from March to June 2024.

As of October 31, 2024 and April 30, 2024, the issued and outstanding shares of series C preferred stock were 131.5 shares and 104.5 shares, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at the exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended October 31, 2024 and year ended April 30, 2024:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2023	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2024	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of October 31, 2024	168,000	$1.25

The fair value of the warrants on the date of grant was estimated at $263,060 using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended April 30, 2022:

Year Ended
April 30,
2022
Exercise price	$1.25
Expected term	5 years
Expected average volatility	555% - 591%
Expected dividend yield	-
Risk-free interest rate	0.41% - 0.43%

The following table summarizes information relating to outstanding and exercisable warrants as of October 31, 2024:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	-	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants on October 31, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of October 31, 2024, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.062 on October 31, 2024.

Stock Payable

As of October 31, 2024 and April 30, 2024, the Company had stock payable of $284,554 and $190,942 for outstanding 3,150,617 and 1,691,213 common shares, comprised of stock payable of $36,282 and $23,239 for outstanding 343,333 and 158,333 common shares to related parties and stock payable of $248,272 and $167,703 for outstanding 2,807,284 and 1,532,880 common shares to non-affiliates, respectively. As of October 31, 2024 and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets.

During the six months ended October 31, 2024 and 2023, the Company recorded stock payable of $15,000 and $14,315 for outstanding 215,904 common shares and 96,677 common shares for office rent, respectively.

During the six months ended October 31, 2024 and 2023, the Company recorded stock payable of $9,121 and $24,245 for outstanding 487,500 common shares and 384,000 common shares for loan inducements of promissory notes issued during the six months ended October 31, 2024 and October 31, 2023, respectively.

During the six months ended October 31, 2024 and 2023, the Company recorded stock payable of $32,908 and $13,493 for interest and fees on a promissory note upon issuance of the notes, respectively.

During the six months ended October 31, 2024 and 2023, the Company recorded stock payable of $23,540 and $72,137 for outstanding 355,000 common shares and 487,415 common shares to consultants and employees for services, respectively.

During the six months ended October 31, 2024 and 2023, the Company recorded stock payable of $13,043 and $66,415 for outstanding 185,000 common shares and 448,750 common shares to executives and senior management, respectively. (Note 7)

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the six months ended October 31, 2024 and 2023, and shareholding and salary payable as of October 31, 2024 and April 30, 2024 are summarized as below:

	Six Months Ended October 31, 2024
Title	Wages Expense	Management /Consulting Fees	Stock Compensation
CEO and CFO	$76,751	$-	$8,813
Advisor - Affiliate	-	30,000	-
President - Distro Plus	-	-	-
Operational Manager	-	-	-
VP - Distro Plus	69,899	-	4,230
Director	-	-	-
	$146,650	$30,000	$13,043

	Six Months Ended October 31, 2023
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$39,682	$-	$20,187
Advisor - Affiliate	-	30,000	-
President - Distro Plus	91,090	-	87,576
Operational Manager	21,440	-	28,923
VP - Distro Plus	47,989	-	9,690
Director	-	12,000	177,338
	$200,201	$42,000	$323,714

	As of October 31, 2024
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable	Stock Payable
CEO and CFO	8,912,500	500,000	-	$900	$8,813
Advisor - Affiliate	6,453,000	500,000	175,000	240,000	-
President - Distro Plus	699,806	-	-	5,000	23,239
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	1,485,000	-	-	3,653	4,230
Director	2,489,128	-	-	-	-
	20,234,086	1,000,000	175,000	$249,553	$36,282

	As of April 30, 2024
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable	Stock Payable
CEO and CFO	8,912,500	500,000	-	$13,200	$-
Advisor - Affiliate	6,453,000	500,000	175,000	210,000	-
President	699,806	-	-	10,000	23,239
COO	194,652	-	-	-	-
Interim CFO/Consultant	1,485,000	-	-	-	-
VP Sales and Marketing	2,489,128	-	-	-	-
	20,234,086	1,000,000	175,000	$233,200	$23,239

CEO and CFO

During the six months ended October 31, 2023, the Company awarded 125,000 shares of common stock to the CEO and CFO valued at $21,063, of which 62,500 shares were recorded as stock payable of $9,250 as of October 31, 2023.

During the six months ended October 31, 2024, the Company awarded 125,000 shares of common stock to the CEO and CFO valued at $8,813 recorded as stock payable as of October 31, 2024.

During the six months ended October 31, 2024 and 2023, the Company incurred management salary expenses of $76,751 and $39,682 to the CEO and CFO, respectively. As of October 31, 2024 and April 30, 2024, salary payable was $900 and $13,200, respectively.

Advisor - Affiliate

During the six months ended October 31, 2024 and 2023, the Company incurred consulting fees of $30,000 and $30,000 to the affiliated advisor, respectively. As of October 31, 2024 and April 30, 2024, the total amount due to the affiliated advisor was $240,000 and $210,000, respectively.

President – Distro Plus

During the six months ended October 31, 2023, the Company awarded 125,000 shares of common stock to the CEO and CFO valued at $21,063, of which 62,500 shares were recorded as stock payable of $9,250 as of October 31, 2023.

During the six months ended October 31, 2023, the Company incurred management salary of $91,090 to the President, respectively. As of October 31, 2024 and April 30, 2024, salary payable was $5,000 and $10,000, respectively.

Operational Manager

During the six months ended October 31, 2023, the Company awarded 165,272 shares of common stock to the Operational Manager valued at $28,923.

During the six months ended October 31, 2023, the Company incurred management salary of $21,440 to the Operational Manager.

VP – Distro Plus

During the six months ended October 31, 2023, the Company awarded 60,000 shares of common stock to the Vice President of Distro Plus Division valued at $9,690, of which 30,000 shares of common stock was recorded as stock payable of $4,440 as of October 31, 2023.

During the six months ended October 31, 2024, the Company awarded 60,000 shares of common stock to the Vice President of Distro Plus Division valued at $4,230 recorded as stock payable as of October 31, 2024.

During the six months ended October 31, 2024 and 2023, the Company incurred management salary of $69,899 and $47,989 to the Vice President of Distro Plus Division, respectively.

Director

During the six months ended October 31, 2023, the Company awarded 1,050,000 shares of common stock to the Director valued at $177,338, of which 237,500 shares of common stock was recorded as stock payable of $35,150 as of October 31, 2023.

During the six months ended October 31, 2023, the Company incurred consulting fees of $12,000 to the Director.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on October 31, 2024 and April 30, 2024, consists of the following:

	October 31, 2024	April 30, 2024
Dated June 16, 2021	$20,000	$20,000
Dated September 8, 2021	18,000	18,000
Total convertible note payable	$38,000	$38,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded a total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2024, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. As of October 31, 2024, the debt discount was fully amortized. As of October 31, 2024 and April 30, 2024, the convertible note principal balance was $20,000.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023, and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. During the year ended April 30, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000 at a fixed conversion rate of $0.10 per share. As of October 31, 2024, the debt discount was fully amortized. As of October 31, 2024 and April 30, 2024, the convertible note was $18,000.

During the six months ended October 31, 2024 and 2023, the Company recorded interest expenses of $1,725 and $9,726, respectively. As of October31, 2024 and April 30, 2024, the accrued interest payable was $81,770 and $80,046, respectively.

As of October 31, 2024 and April 30, 2024, the convertible note payable was $38,000.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on October 31, 2024 and April 30, 2024, consists of the following:

	October 31, 2024	April 30, 2024
August 2022	$112,500	$137,500
September 2022	110,000	110,000
October 2022	229,350	229,350
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	55,000	55,000
March 2023	55,000	55,000
May 2023	85,800	85,800
June 2023	231,220	236,720
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	130,000	160,000
January 2024	150,000	150,000
February 2024	120,000	120,000
September 2024	110,000	-
October 2024	159,500	-
Total promissory notes payable, gross	2,228,870	2,019,870
Less: Unamortized debt discount	(44,223)	(49,977)
Total promissory notes	$2,184,647	$1,969,893

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 0.51 years

•	Annual interest rate of 10%-18%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the six months ended October 31, 2024 and 2023, the Company issued promissory notes for aggregate principal amount of $269,500 and $768,500 for proceeds of $245,000 and $708,500, respectively.

During the six months ended October 31, 2024 and 2023, the Company made repayment on principal balance of promissory notes of $60,500 and $103,000 and accrued interest of promissory notes of $550 and $5,941, respectively.

During the six months ended October 31, 2023, the Company issued 113,437 shares of common stock for the repayment of $18,150 of a promissory note.

During the six months ended October 31, 2023, the Company issued an aggregate of 400,000 shares of common stock for term extension of three promissory notes. This amount is reflected in interest expense in the statements of operations.

During the six months ended October 31, 2024 and 2023, the Company recorded stock payable of $9,121 and $24,245 for outstanding 487,500 common shares and 384,000 common shares for loan inducement of promissory notes issued during the six months ended October 31, 2024 and 2023, respectively.

During the six months ended October 31, 2024 and 2023, the Company recorded stock payable of $32,908 and $13,493 for interest expense of promissory notes, respectively.

During the six months ended October 31, 2024 and 2023, the Company recorded interest expenses of $10,848 and $109,094, respectively. During the six months ended October 31, 2024 and 2023, the Company made repayment on note interest of $550 and $5,941, respectively. As of October 31, 2024 and April 30, 2024, the accrued interest payable was $296,443 and $196,145, respectively.

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

As of October 31, 2024 and April 30, 2024, the finance lease obligations included in current liabilities were $45,663 and $43,710 and finance lease obligations included in non-current liabilities was $122,804 and $146,186, respectively. During six months ended October 31, 2024 and 2023, repayment on finance lease was $29,059 and $21,779, respectively. During the six months ended October 31, 2024 and 2023, interest expense was $7,630 and $7,184 and depreciation on the right-of-used assets was $24,325 and $18,649, respectively.

As of October 31, 2024 and April 30, 2024, the Company had the following lease obligations:

	Discount		October 31,	April 30,
	Rate	Maturity	2024	2024
Current	6.13% - 10.51%	March 2027 - July 2029	$45,663	$43,710
Non-current	6.13% - 10.51%	March 2027 - July 2029	122,804	146,186
			$168,467	$189,896

The following table summarizes the maturity of our lease liabilities as of October 31, 2024:

Balance - April 30, 2023	$113,604
Lease liability additions	111,960
Repayment of Lease liability	(51,447)
Imputed interest	15,779
Balance - April 30, 2024	$189,896
Lease liability additions	-
Repayment of Lease liability	(29,059)
Imputed interest	7,630
Balance - October 31, 2024	$168,467

Year Ended April 30,
2025	$29,059
2026	58,118
2027	55,247
2028	23,661
Thereafter	29,722
Total lease payments	195,807
Less: imputed interest	(27,340)
Lease liabilities	$168,467

As of October 31, 2024, the Company has right-of-use assets as follows:

Balance - April 30, 2023	$129,367
Additions	121,960
Depreciation	(42,010)
Balance - April 30, 2024	$209,317
Additions	-
Depreciation	(24,325)
Balance - October 31, 2024	$184,992

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on a month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,000 per month, consisting of $2,000 payable in common shares of the Company and $2,000 payable in cash. As of October 31, 2024, the lease is currently on a month-to-month basis.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending December 31, 2024, at a cost of $4,500 per month.

The leases are exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to October 31, 2024 and through the date that these financials were issued, the Company had the following subsequent events:

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

Effective as of October 21, 2024, Green Growth CPAs (“Green Growth”) were dismissed as the independent registered public accounting firm engaged to audit the financial statements of GPO Plus, Inc. (the “Company”). Also, on such date, the Company’s Board of Directors engaged Bush & Associates CPA, LLC (“Bush”), to serve as its independent registered public accounting firm to review its Quarterly Report on Form 10-Q for the quarter ended October 31, 2024 and for the fiscal year ending April 30, 2025.

From November 29, 2024 to December 6, 2024, the Company has issued 10 shares of series C preferred stock for cash proceeds of $100,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended October 31, 2024 and 2023, and the six months ended October 31, 2024 and 2023 which are included herein.

Three Months Ended October 31, 2023, Compared to the Three Months October 31, 2022
	Three Months Ended
	October 31,
	2024	2023	Changes	%
Revenues	$1,189,151	$1,217,570	$(28,419)	(2)%
Cost of revenue	963,675	1,016,805	(53,130)	(5)%
Gross Profit	225,476	200,765	24,711	12%
Operating Expenses	(726,624)	(957,138)	230,514	(24)%
Loss from Operations	(501,148)	(756,373)	225,225	(34)%
Other Expenses	(84,146)	(218,697)	134,551	(62)%
Net Loss	$(585,294)	$(975,070)	$389,776	(40)%

Revenues

We had revenues of $1,189,151 from operations during the three months October 31, 2024, as compared to $1,217,750 of revenues during the three months ended October 31, 2023. The decrease in revenue is attributed to a decrease in the availability of inventory during the three months ended October 31, 2024.

Net Loss

Our unaudited financial statements report a net loss of $585,294 for the three months ended October 31, 2024, compared to a net loss of $975,070 for the three months ended October 31, 2023. The decrease in net loss was due to and increase in gross profit, a decrease in operating expenses and a decrease in other expenses.

Expenses

Our operating expenses for the three months ended October 31, 2024 were $726,624 compared to $957,138 for the three months ended October 31, 2023. Operating expenses for the three months ended October 31, 2024 consisted of $435,328 in general and administrative, $192,451 in professional fees, $5,735 in professional fees – related parties and $93,110 in management fees and salaries – related parties. Operating expenses for the three months ended October 31, 2023, consisted of $321,033 in general and administrative, $455,077 in professional fees, $66,415 in professional fees – related parties and $114,613 in management fees and salaries – related parties. The decrease in operating expenses during the three months ended October 31, 2024 was mainly due to the decrease in professional fees, professional fees – related parties and management fees and salaries- related parties.

Our other expenses for the three months ended October 31, 2024 were $84,146 compared to $218,697 for the three months ended October 31, 2023. During the three months ended October 31, 2024 and 2023, the Company incurred interest expenses from loans of $66,002 and $88,620, interest expense from finance leases of $3,698 and $4,369 and debt discount amortization of $14,446 and $125,708, respectively.

Six Months Ended October 31, 2023, Compared to the Six Months October 31, 2022
	Six Months Ended
	October 31,
	2024	2023	Changes	%
Revenues	$2,396,892	$2,188,305	$208,587	10%
Cost of revenue	1,909,669	1,763,836	145,833	8%
Gross Profit	487,223	424,469	62,754	15%
Operating Expenses	(1,473,573)	(2,112,228)	638,655	(30)%
Loss from Operations	(986,350)	(1,687,759)	701,409	(42)%
Other Expenses	(185,653)	(505,119)	319,466	(63)%
Net Loss	$(1,172,003)	$(2,192,878)	$1,020,875	(47)%

Revenues

We had revenues of $2,396,892 from operations during the six months October 31, 2024, as compared to $2,188,305 of revenues during the six months ended October 31, 2023. The increase in revenue is attributed to an increase in business activities during the six months ended October 31, 2024.

Net Loss

Our unaudited financial statements report a net loss of $1,172,003 for the six months ended October 31, 2024, compared to a net loss of $2,192,878 for the six months ended October 31, 2023. The decrease in net loss was due to an increase in gross profit, a decrease in operating expenses and a decrease in other expenses.

Expenses

Our operating expenses for the six months ended October 31, 2024 were $1,473,573 compared to $2,112,228 for the six months ended October 31, 2023. Operating expenses for the six months ended October 31, 2024 consisted of $901.307 in general and administrative, $382,573 in professional fees, $13,043 in professional fees – related parties and 176,650 in management fees and salaries – relates parties. Operating expenses for the six months ended October 31, 2023, consisted of $652,543 in general and administrative, $893,770 in professional fees, $323,714 in professional fees – related parties and $242.201 in management fees and salaries – related parties. The decrease in operating expenses during the six months ended October 31, 2024 was mainly due to a decrease in professional fee, professional fee – related parties and management fees and salaries – related parties During the six months ended October 31, 2023, the Company incurred stock-based compensation of $23,540 for common stock award to consultants and employees and 13,043 for common stock award to related parties, as compared to stock-based compensation of $262,135 for common stock award to consultants and employees and $323,714 for common stock award to related parties during the six months ended October 31, 2023. Stock-based compensation was recorded under professional fees in the statements of operations.

Our other expenses for the six months ended October 31, 2024 were $185,653 compared to $505,119 for the six months ended October 31, 2023. During the six months ended October 31, 2024 and 2023, the Company incurred interest expenses from loans of $137,559 and $195,652, interest expense from finance leases of $7,630 and $7,252 and debt discount amortization of $40,464 and $302,215, respectively.

Liquidity and Financial Condition
Working Capital
	October 31,	April 30,
	2024	2024

Current Assets	$253,880	$564,499
Current Liabilities	$4,927,005	$4,309,4836
Working Capital (Deficiency)	$(4,673,125)	$(3,744,984)

Our total current assets as of October 31, 2024 were $253,880 as compared to total current assets of 564,499 as of April 30, 2024, due to the decrease in inventory, cash and accounts receivable. Our total current liabilities as of October 31, 2024 were $4,927,005 as compared to total current liabilities of $4,309,483 as of April 30, 2024, due primarily to the increase in promissory note payable, deposits, accrued interest and stock payable

Our working capital deficit on October 31, 2024 was $4,673,125 as compared to working capital deficit of $3,744,984 as of April 30, 2024, due to the factors noted above.

Cash Flows
	Six Months Ended
	October 31,
	2024	2023

Cash Flows used in Operating Activities	$(410,619)	$(712.115)
Cash Flows used in Investing Activities	(67,874)	(28,000)
Cash Flows provided by Financing Activities	425,441	758,721

Net increase in cash during period	$(53,052)	$18,606

Operating Activities

Net cash used in operating activities was $410,619 for the six months ended October 31, 2024, compared with $712,115 net cash used in operating activities during the same period in 2023.

During the six months ended October 31, 2024, net cash used in operating activities was attributed to net loss of $1,172,003 decreased by stock-based compensation of $36,583, stock payable for lease expense of $15,000, stock payable for interest expense for promissory notes $32,908, depreciation of furniture and equipment of $25,446, depreciation of right-of-use assets of $24,325, amortization of intangible assets of $14,259, amortization of promissory note discount of $40,464 and interest expense on finance lease of $7,630 and a net change in operating assets and liabilities of $564,769.

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

Investing Activities

During the six months ended October 31, 2024 and 2023, we used $67,874 and $28,000, respectively, in investing activities.

During the six months ended October 31, 2024, the Company acquired four automobiles for $67,874.

During the six months ended October 31, 2023, the Company acquired an automobile of $28,000.

Financing Activities

During the six months ended October 31, 2024, net cash from financing activities was $425,441 compared to $758,721 during the same period in 2023. Cash flows from financing activities during the six months ended October 31, 2023 were derived from proceeds from issuance of promissory notes totaling of $245,000 and issuance of series C preferred shares totaling $420,000 offset by repayment for finance leases of $29,059, repayment of promissory notes of $60,500 and repayment from the return of series C preferred shares 150,000. Proceeds from financing activities during the six months ended October 31, 2023 were derived from proceeds from issuance of promissory notes totaling of $708,500 and issuance of series C preferred shares totaling $175,000 offset by repayment for finance leases of $21,779 and repayment of promissory notes of $103,000

Going Concern

As of October 31, 2024, we had cash on hand of $16,363. We generated revenues of $2,396,892 and gross profit of $487,223 during the six months ended October 31, 2024, but incurred net loss of $1,172,003 during the period and a cumulative net loss of $40,612,050 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2024. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 24, 2024, the Company issued 125,000 shares of common stock as loan inducements for promissory notes of $55,000 issued on the same date.

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

GPO PLUS, INC.

Date: December 16, 2024	By:	/s/ Brett H. Pojunis
Brett H. Pojunis
President Chief Executive Officer and
Chief Financial Officer, Treasurer,
Secretary, and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

