Form 10-Q
period 2025-01-31
GPO Plus, Inc.
filed 2025-04-03
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2025

or

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

58,483,136 shares issued and outstanding as of March 14, 2025.

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

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2025	2024
ASSETS
Current Assets:
Cash	$9,838	$69,415
Accounts receivable	74,154	57,792
Prepaid expenses	33,641	35,140
Inventory, net	107,577	402,152
Total Current Assets	225,210	564,499

Finance lease right-of-use assets, net	222,626	209,317
Property and equipment, net	106,964	102,409
Intangible assets, net	12,384	33,772
TOTAL ASSETS	$567,184	$909,997

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,534,925	1,557,548
Accrued interest	427,763	276,190
Accrued liabilities - related parties	328,177	233,200
Deposits	4,656	-
Convertible note payable, net of debt discount of $0	38,000	38,000
Promissory note payable, net of debt discount of $31,524 and $49,977, respectively	2,279,846	1,969,893
Finance lease liabilities	61,580	43,710
Stock payable - related parties	39,612	23,239
Stock payable	352,414	167,703
Total Current Liabilities	5,066,973	4,309,483

Finance lease liabilities - non-current	144,352	146,186
Total Liabilities	5,211,325	4,455,669

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 146.5 shares and 104.5 shares issued and outstanding as of January 31, 2025, and April 30, 2024, respectively	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 58,368,136 shares and 57,518,014 shares issued and outstanding issued and outstanding as of January 31, 2025, and April 30, 2024, respectively	5,837	5,752
Additional paid in capital	34,454,137	33,971,357
Accumulated deficit	(41,021,381)	(39,440,047)
Total Stockholders' Deficit	(6,561,295)	(5,462,826)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$567,184	$909,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

Revenues	$1,231,766	$1,089,583	$3,628,658	$3,277,888
Cost of revenue	885,855	928,413	2,795,524	2,692,249
Gross Profit	345,911	161,170	833,134	585,639

Operating Expenses
General and administrative	478,914	453,012	1,380,221	1,105,555
Professional fees	72,258	328,436	454,831	1,222,206
Professional fees - related parties	3,330	28,194	16,373	351,908
Management fees and salaries - related parties	90,042	98,764	266,692	340,965
Total Operating Expenses	644,544	908,406	2,118,117	3,020,634

Loss from operations	(298,633)	(747,236)	(1,284,983)	(2,434,995)

Other Expense
Other income	12,511	8,800	12,511	8,800
Interest expense	(123,209)	(145,202)	(308,862)	(650,321)
Total Other Expense	(110,698)	(136,402)	(296,351)	(641,521)

Net Loss	$(409,331)	$(883,638)	$(1,581,334)	$(3,076,516)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.07)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	57,758,014	44,223,860	57,691,890	42,527,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2025, AND 2024

(Unaudited)

Nine Months Ended January 31, 2025

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$-	$33,971,357	$(39,440,047)	$(5,462,826)
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	42	-	-	-	-	-	(60,000)	420,000	-	360,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(10)	-	-	-	-	-	-	(100,000)	-	(100,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(586,709)	(586,709)
Balance, July 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	137	$-	115,000	$12	57,518,014	$5,752	$(60,000)	$34,291,357	$(40,026,756)	$(5,789,535)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	125,000	13	-	1,075	-	1,088
Subscription Receivable	-	-	-	-	-	-	-	-	-	-	-	-	60,000	-	-	60,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(5)	-	-	-	-	-	-	(50,000)	-	(50,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(585,294)	(585,294)
Balance, October 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	132	$-	115,000	$12	57,643,014	$5,765	$-	$34,242,432	$(40,612,050)	$(6,363,741)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	312,500	31	-	9,666	-	9,697
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	900,000	90	-	35,790	-	35,880
Issuance of common stock for loan interest	-	-	-	-	-	-	-	-	-	-	108,000	11	-	16,189	-	16,200
Return of common stock	-	-	-	-	-	-	-	-	-	-	(595,378)	(60)	-	60	-	0
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	15	-	-	-	-	-	-	150,000	-	150,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(409,331)	(409,331)
Balance, January 31, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	58,368,136	$5,837	$-	$34,454,137	$(41,021,381)	$(6,561,295)

Nine Months Ended January 31, 2024

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Stock	Stock Payable-Related	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Parties	Capital	Deficit	Deficit

Balance, April 30, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	39,454,300	$3,947	$-	$-	$30,635,238	$(34,502,113)	$(3,862,816)

Issuance of common stock for conversion of debts	-	-	-	-	-	-	-	-	-	-	613,437	61	-	-	93,089	-	93,150
Stock payable	-	-	-	-	-	-	-	-	-	-	-	-	302,344	-	-	-	-
Stock payable - related parties	-	-	-	-	-	-	-	-	-	-	-	-	-	257,299	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,217,808)	(1,217,808)
Balance, July 31, 2023	28,750	$224,905	175,000	$1,750,000	1,000,000	$100	-	$-	115,000	$12	40,067,737	$4,008	$302,344	$257,299	$30,728,327	$(35,719,921)	$(4,987,474)

Issuance of common stock for conversion of Founders Series A Non-voting Redeemable Preferred Stock	(7,500)	(57,751)	-	-	-	-	-	-	-	-	400,000	40	-	-	57,711	-	57,751
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	18	-	-	-	-	-	-	-	175,000	-	175,000
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	400,000	40	(57,390)	-	76,480	-	76,520
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	786,000	79	(59,201)	-	59,122	-	59,201
Issuance of common stock to related parties for services	-	-	-	-	-	-	-	-	-	-	1,470,279	147	-	(257,299)	257,152	-	257,299
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	984,844	98	(173,798)	-	173,700	-	173,798
Stock payable	-	-	-	-	-	-	-	-	-	-	-	-	112,235	-	-	-	-
Stock payable - related parties	-	-	-	-	-	-	-	-	-	-	-	-	-	66,415	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(975,070)	(975,070)
Balance, October 31, 2023	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	18	$-	115,000	$12	44,108,860	$4,412	$124,190	$66,415	$31,527,492	$(36,694,991)	$(5,162,975)

Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	32	-	-	-	-	-	-	-	320,000	-	320,000
Adjustment for issuance of common stock for settlement of payable for assets acquisition	-	-	-	-	-	-	-	-	-	-	-	-		-	(8,800)	-	(8,800)
Adjustment on valuation of common stock issued	-	-	-	-	-	-	-	-	-	-	-	-		-	(216)	-	(216)
Stock payable	-	-	-	-	-	-	-	-	-	-	-	-	103,896	-	-	-	-
Stock payable - related parties	-	-	-	-	-	-	-	-	-	-	-	-	-	27,135	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(883,638)	(883,638)
Balance, January 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	50	$-	115,000	$12	44,108,860	$4,412	$228,086	$93,550	$31,838,476	$(37,578,629)	$(5,735,629)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,581,334)	$(3,076,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	28,580	355,575
Stock based compensation for services - related parties	16,373	351,908
Stock issued for promissory note extension	35,880	-
Other income from issuance of common stock for assets acquisition	-	(8,800)
Other income from insurance coverage on damaged automobile	(12,511)	-
Non-cash interest expense for promissory note extension	-	76,520
Non-cash interest expense for promissory note	16,200	13,493
Stock payable for lease expense	22,500	21,815
Stock payable for interest expense for promissory notes	16,708
Depreciation of furniture and equipment	38,168	20,650
Depreciation of right-of-use-assets	39,284	30,218
Amortization of intangible assets	21,388	21,388
Amortization of promissory note discount	68,161	386,890
Interest expense on finance lease	12,027	11,593
Changes in operating assets and liabilities:
Accounts receivable	(16,362)	11,144
Prepaid expenses	1,499	26,207
Inventory	294,575	288,079
Accounts payable and accrued liabilities	(22,623)	332,224
Accrued interest	151,573	155,133
Accrued liabilities - related parties	94,977	(20,435)
Deposit	4,656	-
Net cash used in Operating Activities	(770,281)	(1,002,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of vehicle	37,662	-
Purchase of property and equipment	(67,874)	(59,503)
Net cash used in Investing Activities	(30,212)	(59,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(48,584)	(36,917)
Proceeds from issuance of promissory notes	320,000	1,058,500
Repayment of promissory notes	(60,500)	(103,000)
Repayment from return of series C preferred shares	(150,000)	-
Proceeds from subscription of series C preferred shares	110,000	-
Proceeds from issuance of series C preferred shares	570,000	495,000
Net cash provided by Financing Activities	740,916	1,413,583

Net change in cash for period	(59,577)	351,166
Cash at beginning of period	69,415	55,496
Cash at end of period	$9,838	$406,662

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$550	$5,941

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$52,593	$121,960
Stock payable for note inducement	$6,923	$58,393
Return of common stock	$60	$-
Issuance of common stock for note inducement	$10,785	$59,201
Issuance of common stock for conversion of debts	$-	$93,150
Issuance of common stock for conversion of Founders Series A	$-	$57,751

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2025, AND 2024

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 15.82%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of January 31, 202 have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $41,021,381. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2025, are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2024, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 19, 2024.

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

As of January 31, 2025, and April 30, 2024, the Company had cash of $9,838 and $69,415, respectively.

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

As of January 31, 2025, and April 30, 2024, the Company had accounts receivable of $74,154 and $57,792, respectively.

As of January 31, 2025, the Company has two customers concentrating over 10% of the accounts receivable at 71% and 18%, respectively.

As of April 30, 2024, the Company has two customers concentrated over 10% of the accounts receivable at 90% and 10%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	January 31,	April 30,
	2025	2024
Security Deposit for office premise	$2,000	$2,000
Prepayment for services to consultants	31,641	33,140
Total	$33,641	$35,140

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of January 31, 2025, and April 30, 2024, the Company recorded inventory reserve of $8,095 and $31,387 for slow moving or obsolete inventory.

As of January 31, 2025 and April 30, 2024, the Company had finished goods inventory, net of inventory reserve of $107,577 and $402,152, respectively. 577

	January 31, 2025	April 30, 2024
Mr Vapor	$-	$3,473
Nutriumph	43,164	50,039
Distro	20,230	15,675
Loon	35,617	324,142
Vyve	7,491	8,823
Coast	1,074	0
	$107,577	$402,152

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended January 31, 2025, and 2024, no impairment losses have been identified.

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

During the nine months ended January 31, 2025, and 2024, the Company recognized $3,628,658 and $3,277,863 of revenues related to merchandise and product sales, and $0 and $25 of revenues related to shipping recovered on merchandise sales, respectively, resulting in total revenue of $3,628,658 and $3,277,888, respectively. The Company incurred cost of revenue of $2,795,524 and $2,692,249 and generated gross profit of $833,134 and $585,639 during the nine months ended January 31, 2025, and 2024, respectively. In regard to the sales that occurred during the nine months ended January 31, 2025, and 2024, there are no unfulfilled obligations related to the merchandise and product sales.

During the nine months ended January 31, 2025, the Company has one customer who contributed over 10% of total sales at 93%.

During the nine months ended January 31, 2024, the Company has one customer contributed over 10% of total sales at 95%.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of January 31, 2025, and April 30, 2024, accounts payable and accrued liabilities were $1,534,925 and $1,557,548, comprised of trade payable of $1,480,298 and $1,491,332 and payroll liabilities of $54,627 and $66,216, respectively.

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

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents,, accounts payable and accrued liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

During the nine months ended January 31, 2025, and 2024, the Company recorded $44,953 stock-based compensation expense and $707,483 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $0 and $24,300, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Nine Months Ended
	January 31,
	2025	2024
Common stock award to consultants	$28,580	$355,575
Common stock award to management and executives - related parties	16,373	351,908
	$44,953	$707,483

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the nine months ended January 31, 2025, and 2024, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	January 31,	January 31,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	38,000	188,000
Warrants	168,000	168,000
Common Stock Payable	3,358,450	2,440,863
	4,564,450	3,796,863

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on January 31, 2025, and 2024, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of January 31, 2025, and 2024, convertible shares from the Company’s non-affiliate convertible notes were 38,000 shares and 188,000 shares, respectively. (Note 8)

As of January 31, 2025, and 2024, the outstanding warrants issued in connection with these convertible notes were 168,000. (Note 6)

As of January 31, 2025, and 2024, the Company had stock payable of $392,026 and $346,003 for outstanding 3,358,450 shares and 2,440,863 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Nine Months Ended
	January 31,
	2025	2024
Net loss per share, basic diluted	$(0.03)	$(0.07)
Net loss per common shares outstanding:
Founders Class A Common stock	$(13.75)	$(26.75)
Ordinary Common stock	$(0.03)	$(0.07)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	57,576,890	42,412,926
Total weighted average shares outstanding	57,691,890	42,527,926

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $21,388 and $21,388 for the nine months ended January 31, 2025, and 2024, recorded as general and administrative expenses. As of January 31, 2025, and April 30, 2024, the intangible assets were $12,384 and $33,772, net of accumulated amortization of $73,170 and $51,781. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2025 (excluding nine months ended January 31, 2025)	$7,129
Thereafter	5,254
$12,384

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of January 31, 2025, and April 30, 2024, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$72,504	$9,215	$-	$81,719
Additions	-	-	59,503	59,503
April 30, 2024	$72,504	$9,215	$59,503	$141,222
Additions	-	-	67,874	67,874
Disposal	-	-	(31,503)	(31,503)
January 31, 2025	$72,504	$9,215	$95,874	$177,593

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$7,681	$1,152	$-	$8,833
Additions	20,809	4,608	4,563	29,980
April 30, 2024	$28,490	$5,760	$4,563	$38,813
Additions	15,607	3,456	19,106	38,168
Disposal	-	-	(6,352)	(6,352)
January 31, 2025	$44,097	$9,216	$17,317	$70,629

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$44,014	$3,455	$54,940	$102,409
January 31, 2025	$28,407	$(1)	$78,557	$106,964

During the nine months ended January 31, 2025, and 2024, the Company acquired four automobiles of $67,874 and had no additions in property and equipment, respectively.

During the nine months ended January 31, 2025, the Company disposed of an automobile at net amount of $25,151 which was damaged from an accident. The Company received proceed from insurance coverage of $37,662 and recorded other income of $12,511.

As of January 31, 2025, and April 30, 2024, Property and Equipment were $106,964 and $102,409, respectively. Depreciation expenses of $38,168 and $20,650 were incurred during the nine months ended January 31, 2025, and 2024, respectively.

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

Ordinary Common Stock

Nine months ended January 31, 2025

During the nine months ended January 31, 2025, the Company issued 437,500 shares of common stock as loan inducements for promissory notes.

During the nine months ended January 31, 2025, the Company issued 900,000 shares of common stock for term extension of three promissory notes.

During the nine months ended January 31, 2025, the Company issued 108,000 shares of common stock for interest and fees on a promissory note upon issuance of the notes.

During the nine months ended January 31, 2025, the Director of the Company returned 595,378 shares of common stock to the Company due to previous over-issuance of shares during prior periods.

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

As of January 31, 2025, and April 30, 2024, the issued and outstanding ordinary common stock was 58,368,136 shares and 57,518,014 shares, respectively.

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

As of January 31, 2025, and April 30, 2024, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of January 31, 2025, and April 30, 2024, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of January 31, 2025, and April 30, 2024, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

During the nine months ended January 31, 2025, the Company issued 57 shares of series C preferred stock for cash proceeds of $570,000.

During the nine months ended January 31, 2025, the Company refunded $150,000 to investors for the return of 15 shares of series C preferred stock originally issued from March to June 2024.

As of January 31, 2025, and April 30, 2024, the issued and outstanding shares of series C preferred stock were 147.5 shares and 104.5 shares, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at the exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended January 31, 2025, and year ended April 30, 2024:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2023	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2024	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of January 31, 2025	168,000	$1.25

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

The following table summarizes information relating to outstanding and exercisable warrants as of January 31, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	-	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants on January 31, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of January 31, 2025, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.036 on January 31, 2025.

Stock Payable

As of January 31, 2025 and April 30, 2024, the Company had stock payable of $392,026 and $190,942 for outstanding 110 shares of $110,000 and 0 shares of Preferred C shares and outstanding 3,358,450 and 1,691,213 common shares, comprised of stock payable of $39,612 and $23,239 for outstanding 435,833 and 158,333 common shares to related parties and stock payable of $242,414 and $167,703 for outstanding 2,922,617 and 1,532,880 common shares to non-affiliates, respectively. As of January 31, 2025, and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets.

During the nine months ended January 31, 2025, and 2024, the Company recorded stock payable of $22,500 and $21,815 for outstanding 424,237 common shares and 148,365 common shares for office rent, respectively.

During the nine months ended January 31, 2025, and 2024, the Company recorded stock payable of $6,923 and $58,393 for outstanding 362,500 common shares and 664,000 common shares for loan inducements of promissory notes issued during the nine months ended January 31, 2025, and January 31, 2024, respectively.

During the nine months ended January 31, 2025, and 2024, the Company recorded stock payable of $16,708 and $13,493 for interest and fees on a promissory note upon issuance of the notes, respectively.

During the nine months ended January 31, 2025, and 2024, the Company recorded stock payable of $28,580 and $157,477 for outstanding 495,000 common shares and 916,415 common shares to consultants and employees for services, respectively.

During the nine months ended January 31, 2025, and 2024, the Company recorded stock payable of $16,373 and $94,825 for outstanding 277,500 common shares and 637,083 common shares to executives and senior management, respectively. (Note 7)

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the nine months ended January 31, 2025, and 2024, and shareholding and salary payable as of January 31, 2025, and April 30, 2024, are summarized as below:

	Nine Months Ended January 31, 2025
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$125,306	$-	$11,063
Advisor - Affiliate	-	45,000	-
President - Distro Plus	-	-	-
Operational Manager	-	-	-
VP - Distro Plus	91,886	-	5,310
Director	-	-	-
	$217,192	$45,000	$16,373

	Nine Months Ended January 31, 2024
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$81,155	$-	$29,256
Advisor - Affiliate	-	45,000	-
President - Distro Plus	104,196	-	93,240
Operational Manager	21,440	-	28,923
VP - Distro Plus	77,174	-	15,102
Director	-	12,000	185,387
	$283,965	$57,000	$351,908

	As of January 31, 2025
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred
Title	(Shares)	(Shares)	(Shares)	Salary/Consulting Fees Payable	Stock Payable
CEO and CFO	8,912,500	500,000	-	$12,000	$11,063
Advisor - Affiliate	6,453,000	500,000	175,000	255,000	-
President - Distro Plus	699,806	-	-	5,000	23,239
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	1,485,000	-	-	-	5,310
Director	1,893,750	-	-	-	-
	19,638,708	1,000,000	175,000	$272,000	$39,612

	As of April 30, 2024
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred
Title	(Shares)	(Shares)	(Shares)	Salary/Consulting Fees Payable	Stock Payable
CEO and CFO	8,912,500	500,000	-	$13,200	$-
Advisor - Affiliate	6,453,000	500,000	175,000	210,000	-
President	699,806	-	-	10,000	23,239
COO	194,652	-	-	-	-
Interim CFO/Consultant	1,485,000	-	-	-	-
VP Sales and Marketing	2,489,128	-	-	-	-
	20,234,086	1,000,000	175,000	$233,200	$23,239

CEO and CFO

During the nine months ended January 31, 2024, the Company awarded 187,000 shares of common stock to the CEO and CFO valued at $30,132, of which 125,000 shares were recorded as stock payable of $18,319 as of January 31, 2024.

During the nine months ended January 31, 2025, the Company awarded 187,500 shares of common stock to the CEO and CFO valued at $11,063 recorded as stock payable as of January 31, 2025.

During the nine months ended January 31, 2025, and 2024, the Company incurred management salary expenses of $125,306 and $81,155 to the CEO and CFO, respectively. As of January 31, 2025, and April 30, 2024, salary payable was $12,000 and $13,200, respectively.

Advisor - Affiliate

During the nine months ended January 31, 2025, and 2024, the Company incurred consulting fees of $45,000 and $45,000 to the affiliated advisor, respectively. As of January 31, 2025, and April 30, 2024, the total amount due to the affiliated advisor was $255,000 and $210,000, respectively.

President – Distro Plus

During the nine months ended January 31, 2024, the Company awarded 558,340 shares of common stock to the President of Distro Plus Division valued at $93,240, of which 158,333 shares of common stock was recorded as stock payable of $23,239 as of January 31, 2024.

During the nine months ended January 31, 2025, and 2024, the Company incurred management salary of $0 and $104,196 to the President, respectively. As of January 31, 2025, and April 30, 2024, salary payable was $5,000 and $10,000, respectively.

Operational Manager

During the nine months ended January 31, 2024, the Company awarded 165,272 shares of common stock to the Operational Manager valued at $28,923.

During the nine months ended January 31, 2025, and 2024, the Company incurred management salary of $0 and $21,440 to the Operational Manager.

VP – Distro Plus

During the nine months ended January 31, 2024, the Company awarded 90,000 shares of common stock to the Vice President of Distro Plus Division valued at $15,102, of which 60,000 shares of common stock was recorded as stock payable of $10,068 as of January 31, 2024.

During the nine months ended January 31, 2025, the Company awarded 90,000 shares of common stock to the Vice President of Distro Plus Division valued at $5,310 recorded as stock payable as of January 31, 2025.

During the nine months ended January 31, 2025, and 2024, the Company incurred management salary of $91,886 and $77,174 to the Vice President of Distro Plus Division, respectively.

Director

During the nine months ended January 31, 2024, the Company awarded 1,106,250 shares of common stock to the Director valued at $185,387, of which 293,750 shares of common stock was recorded as stock payable of $43,199 as of January 31, 2024.

During the nine months ended January 31, 2025, and 2024, the Company incurred consulting fees of $0 and $12,000 to the Director, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on January 31, 2025, and April 30, 2024, consists of the following:

	January 31, 2025	April 30, 2024
Dated June 16, 2021	$20,000	$20,000
Dated September 8, 2021	18,000	18,000
Total convertible note payable	$38,000	$38,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded a total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2024, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. As of January 31, 2025, the debt discount was fully amortized. As of January 31, 2025, and April 30, 2024, the convertible note principal balance was $20,000.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023, and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. During the year ended April 30, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000 at a fixed conversion rate of $0.10 per share. As of January 31, 2025, the debt discount was fully amortized. As of January 31, 2025, and April 30, 2024, the convertible note was $18,000.

During the nine months ended January 31, 2025, and 2024, the Company recorded interest expenses of $2,587 and $13,991, respectively. As of January 31, 2025, and April 30, 2024, the accrued interest payable was $82,632 and $80,046, respectively.

As of January 31, 2025 and April 30, 2024, the convertible note payable was $38,000.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on January 31, 2025, and April 30, 2024, consists of the following:

	January 31, 2025	April 30, 2024
August 2022	$112,500	$137,500
September 2022	110,000	110,000
October 2022	229,350	229,350
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	55,000	55,000
March 2023	55,000	55,000
May 2023	85,800	85,800
June 2023	231,220	236,720
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	130,000	160,000
January 2024	150,000	150,000
February 2024	120,000	120,000
September 2024	110,000	-
October 2024	159,500	-
January 2025	82,500	-
Total promissory notes payable, gross	2,311,370	2,019,870
Less: Unamortized debt discount	(31,524)	(49,977)
Total promissory notes	$2,279,846	$1,969,893

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 0.65 years

•	Annual interest rate of 10%-18%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the nine months ended January 31, 2025, and 2024, the Company issued promissory notes for aggregate principal amount of $352,000 and $1,118,500 for proceeds of $320,000 and $1,058,500, respectively.

During the nine months ended January 31, 2025, and 2024, the Company made repayment on principal balance of promissory notes of $60,500 and $103,000 and accrued interest of promissory notes of $550 and $5,941, respectively.

During the nine months ended January 31, 2024, the Company issued 113,437 shares of common stock for the repayment of $18,150 of a promissory note.

During the nine months ended January 31, 2025, and 2024, the Company issued an aggregate of 900,000 shares and 400,000 shares of common stock for term extension of three promissory notes, respectively. This amount is reflected in interest expense in the statements of operations.

During the nine months ended January 31, 2025, and 2024, the Company issued 437,500 shares and 786,000 shares of common stock as loan inducements for promissory notes issued on the same dates, respectively.

During the nine months ended January 31, 2025, the Company issued 108,000 shares of common stock for interest and fees on a promissory note upon issuance of the notes.

During the nine months ended January 31, 2025, and 2024, the Company recorded stock payable of $6,923 and $58,393 for outstanding 362,500 common shares and 664,000 common shares for loan inducement of promissory notes issued during the nine months ended January 31, 2025, and 2024, respectively.

During the nine months ended January 31, 2025, and 2024, the Company recorded stock payable of $16,708 and $46,325 for interest expense of promissory notes, respectively.

During the nine months ended January 31, 2025, and 2024, the Company recorded interest expenses of $153,985 and $160,577, respectively. During the nine months ended January 31, 2025, and 2024, the Company made repayment on note interest of $550 and $5,941, respectively. As of January 31, 2025, and April 30, 2024, the accrued interest payable was $349,580 and $196,145, respectively.

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

As of January 31, 2025, and April 30, 2024, the finance lease obligations included in current liabilities were $61,580 and $43,710 and finance lease obligations included in non-current liabilities was $144,352 and $146,186, respectively. During nine months ended January 31, 2025, and 2024, repayment on finance lease was $45,184 and $21,779, respectively. During the nine months ended January 31, 2025, and 2024, interest expense was $12,028 and $7,184 and depreciation on the right-of-used assets was $39,284 and $18,649, respectively.

As of January 31, 2025, and April 30, 2024, the Company had the following lease obligations:

	Discount		January 31,	April 30,
	Rate	Maturity	2025	2024
Current	6.13% - 10.51%	March 2027 - July 2029	$61,580	$43,710
Non-current	6.13% - 10.51%	March 2027 - July 2029	144,352	146,186
			$205,932	$189,896

Balance - April 30, 2023	$113,604
Lease liability additions	111,960
Repayment of Lease liability	(51,447)
Imputed interest	15,779
Balance - April 30, 2024	$189,896
Lease liability additions	49,192
Repayment of Lease liability	(45,184)
Imputed interest	12,028
Balance - January 31, 2025	$205,932

The following table summarizes the maturity of our lease liabilities as of January 31, 2025:

Year Ended April 30,
2025	$19,317
2026	77,268
2027	74,397
2028	34,832
Thereafter	29,722
Total lease payments	235,537
Less: imputed interest	(29,605)
Lease liabilities	$205,932

As of January 31, 2025, the Company has right-of-use assets as follows:

Balance - April 30, 2023	$129,367
Additions	121,960
Depreciation	(42,010)
Balance - April 30, 2024	$209,317
Additions	52,592
Depreciation	(39,284)
Balance – January 31, 2025	$222,626

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on a month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,000 per month, consisting of $2,000 payable in common shares of the Company and $2,000 payable in cash. As of January 31, 2025, the lease is currently on a month-to-month basis.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending December 31, 2024, at a cost of $4,500 per month.

The leases are exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to January 31, 2025, and through the date that these financials were issued, the Company had the following subsequent events:

On January 31, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $33,400 Promissory Note for a purchase price of $30,400, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on December 31, 2025 and accrues interest at 10%. The Company is also obligated to issue 76,000 of common shares related to this transaction as note inducement.

On February 28, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $55,000 Promissory Note for a purchase price of $50,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on February 28, 2026, and accrues interest at 10%. The Company is also obligated to issue 125,000 of common shares related to this transaction as note inducement.

On March 13, 2025, the Company received $20,000 cash proceed from the subscription of 2 shares of series C preferred stock.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended January 31, 2025, and 2024, and the nine months ended January 31, 2025, and 2024 which are included herein.

Three Months Ended January 31, 2025, Compared to the Three Months January 31, 2024

	Three Months Ended
	January 31,
	2025	2024	Changes	%

Revenues	$1,231,766	$1,089,583	$142,183	13%
Cost of revenue	(885,855)	(928,413)	42,558	-5%
Gross Profit	345,911	161,170	184,741	115%
Operating Expenses	(644,544)	(908,406)	263,862	-29%
Loss from Operations	(298,633)	(747,236)	448,603	-60%
Other Expenses	(110,698)	(136,402)	25,704	-19%
Net Loss	$(409,331)	$(883,638)	$474,307	-54%

Revenues

We had revenues of $1,231,766 from operations during the three months January 31, 2025, as compared to $1,089,583 of revenues during the three months ended January 31, 2024. The increase in revenue is attributed to an increase in the availability of inventory during the three months ended January 31, 2025.

Net Loss

Our unaudited financial statements report a net loss of $409,331 for the three months ended January 31, 2025, compared to a net loss of $883,638 for the three months ended January 31, 2024. The decrease in net loss was due to an increase in gross profit, a decrease in operating expenses and a decrease in other expenses.

Expenses

Our operating expenses for the three months ended January 31, 2025, were $644,544 compared to $908,406 for the three months ended January 31, 2024. Operating expenses for the three months ended January 31, 2025, consisted of $478,914 in general and administrative, $72,258 in professional fees, $3,330 in professional fees – related parties and $90,042 in management fees and salaries – related parties. Operating expenses for the three months ended January 31, 2024, consisted of $453,012 in general and administrative, $328,436 in professional fees, $28,194 in professional fees – related parties and $98,764 in management fees and salaries – related parties. The decrease in operating expenses during the three months ended January 31, 2025, was mainly due to the decrease in professional fees, professional fees – related parties and management fees and salaries- related parties.

Our other expenses for the three months ended January 31, 2025, were $110,698 compared to $136,402 for the three months ended January 31, 2024. During the three months ended January 31, 2025, and 2024, the Company incurred interest expenses from loans of $91,114 and $55,983, interest expense from finance leases of $4,398 and $4,545 and debt discount amortization of $27,697 and $84,675, respectively.

Nine Months Ended January 31, 2025, Compared to the Nine Months Ended January 31, 2024

	Nine Months Ended
	January 31,
	2025	2024	Changes	%

Revenues	$3,628,658	$3,277,888	$350,770	11%
Cost of revenue	(2,795,524)	(2,692,249)	(103,275)	4%
Gross Profit	833,134	585,639	247,495	42%
Operating Expenses	(2,118,117)	(3,020,634)	902,517	-30%
Loss from Operations	(1,284,983)	(2,434,995)	1,150,012	-47%
Other Expenses	(296,351)	(650,321)	353,970	-54%
Net Loss	$(1,581,334)	$(3,076,516)	$1,495,182	-49%

Revenues

We had revenues of $3,628,658 from operations during the nine months January 31, 2025, as compared to $3,277,888 of revenues during the nine months ended January 31, 2024. The increase in revenue is attributed to an increase in business activities during the nine months ended January 31, 2025.

Net Loss

Our unaudited financial statements report a net loss of $1,581,334 for the nine months ended January 31, 2025, compared to a net loss of $3,076,516 for the nine months ended January 31, 2024. The decrease in net loss was due to an increase in gross profit, a decrease in operating expenses and a decrease in other expenses.

Expenses

Our operating expenses for the nine months ended January 31, 2025, were $2,118,117 compared to $3,020,634 for the nine months ended January 31, 2024. Operating expenses for the nine months ended January 31, 2025, consisted of $1,380,221 in general and administrative, $454,831 in professional fees, $16,373 in professional fees – related parties and 266,692 in management fees and salaries – relates parties. Operating expenses for the nine months ended January 31, 2024, consisted of $1,105,555 in general and administrative, $1,222,206 in professional fees, $351,908 in professional fees – related parties and $340,965 in management fees and salaries – related parties. The decrease in operating expenses during the nine months ended January 31, 2025 was mainly due to a decrease in professional fee, professional fee – related parties and management fees and salaries – related parties During the nine months ended January 31, 2025, the Company incurred stock-based compensation of $28,580 for common stock award to consultants and employees and $16,373 for common stock award to related parties, as compared to stock-based compensation of $355,575 for common stock award to consultants and employees and $351,908 for common stock award to related parties during the nine months ended January 31, 2024. Stock-based compensation was recorded under professional fees in the statements of operations.

Our other expenses for the nine months ended January 31, 2025, were $296,351 compared to $641,521 for the nine months ended January 31, 2024. During the nine months ended January 31, 2025, and 2024, the Company incurred interest expenses from loans of $228,673 and $251,635, interest expense from finance leases of $12,028 and $11,797 and debt discount amortization of $68,161 and $386,890, respectively.

Liquidity and Financial Condition

Working Capital

	January 31,	April 30,
	2025	2024

Current Assets	$225,210	$564,499
Current Liabilities	$5,066,973	$4,309,483
Working Capital (Deficiency)	$(4,841,763)	$(3,744,984)

Our total current assets as of January 31, 2025, were $225,210 as compared to total current assets of 564,499 as of April 30, 2024, due to the decrease in inventory, cash and prepaid expenses. Our total current liabilities as of January 31, 2025, were $5,006,973 as compared to total current liabilities of $4,309,483 as of April 30, 2024, due primarily to the increase in promissory note payable, deposits, accrued interest and stock payable

Our working capital deficit on January 31, 2025, was $4,841,763 as compared to working capital deficit of $3,744,984 as of April 30, 2024, due to the factors noted above.

Cash Flows

	Nine Months Ended
	January 31,
	2025	2024

Cash Flows used in Operating Activities	$(770,281)	$(1,002,914)
Cash Flows used in Investing Activities	(30,212)	(59,503)
Cash Flows provided by Financing Activities	740,916	1,413,583
Net increase (decrease) in cash during period	$(59,577)	$351,166

Operating Activities

Net cash used in operating activities was $770,281 for the nine months ended January 31, 2025, compared with $1,002,914 net cash used in operating activities during the same period in 2024.

During the nine months ended January 31, 2025, net cash used in operating activities was attributed to net loss of $1,581,334 decreased by stock-based compensation of $44,953, stock issued for promissory note extension of $35,880, non-cash interest expense for promissory note of $16,200, stock payable for lease expense of $22,500, stock payable for interest expense for promissory note s of $16,708, depreciation of furniture and equipment of $38,168, depreciation of right-of-use-assets of $39,284, amortization of intangible assets of $21,388, amortization of promissory note discount of $68,161, interest expense on finance lease of $12,027, increased by other income from insurance coverage on damaged automobile of $12,511 and decreased by a net change on operating assets and liabilities of $508,295.

During the nine months ended January 31, 2024, net cash used in operating activities was attributed to net loss of $3,076,516 decreased by stock-based compensation of $707,483, interest expense of promissory note extension of $76,520, interest expense for promissory note of $13,493, stock payable for lease expense of $21,815, depreciation of furniture and equipment of $20,650, depreciation of right-of-use assets of $30,218, amortization of intangible assets of $21,388, amortization of promissory note discount of $386,890 and interest expense on finance lease of $11,593, increased by other income from issuance of common stock for assets acquisition of $8,800 and decreased by a net change in operating assets and liabilities of $792,352.

Investing Activities

During the nine months ended January 31, 2025, and 2024, we used $30,212 and $59,503, respectively, in investing activities.

During the nine months ended January 31, 2025, the Company acquired four automobiles for $67,874 and received proceed from disposal of vehicle of $37,662.

During the nine months ended January 31, 2024, the Company acquired an automobile of $59,503.

Financing Activities

During the nine months ended January 31, 2025, net cash from financing activities was $740,916 compared to $1,413,583 during the same period in 2024.

Cash flows from financing activities during the nine months ended January 31, 2025 were derived from proceeds from issuance of promissory notes totaling of $320,000, proceeds from subscription of series C preferred shares and proceeds from the issuance of series C preferred shares totaling $570,000 offset by repayment for finance leases of $48,584, repayment of promissory notes of $60,500 and repayment from the return of series C preferred shares 150,000.

Cash flows from financing activities during the nine months ended January 31, 2024, were derived from proceeds from issuance of promissory notes totaling $1,058,500 and issuance of series C preferred shares totaling $495,000 offset by repayment for finance leases of $36,917 and repayment of promissory notes of $103,000.

Going Concern

As of January 31, 2025, we had cash on hand of $9,838. We generated revenues of $3,628,658 and gross profit of $833,134 during the nine months ended January 31, 2025, but incurred net loss of $1,581,334 during the period and a cumulative net loss of $41,021,381 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2025, the Company issued 312,500 shares of common stock as loan inducements for promissory notes.

During the three months ended January 31, 2025, the Company issued 900,000 shares of common stock for term extension of three promissory notes.

During the three months ended January 31, 2025, the Company issued 108,000 shares of common stock for interest and fees on a promissory note upon issuance of the notes.

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

GPO PLUS, INC.

Date: April 3, 2025	By:	/s/ Brett H. Pojunis
Brett H. Pojunis
President Chief Executive Officer and
Chief Financial Officer, Treasurer,
Secretary, and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

