Form 10-K
period 2025-04-30
GPO Plus, Inc.
filed 2025-09-11
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of October 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,326,484 based on a $0.062 average bid and asked price on such date. Solely for the purpose of this disclosure, such shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of September 08, 2025, the Registrant had 85,098,256 shares of common stock issued and outstanding.

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

Employees and Consultants

We had 17 employees as of September 5, 2025, or as at the date of this Annual Report. As of the date of this Annual Report we are actively recruiting employees. We anticipate that we will require approximately 10 to 15 employees during fiscal 2026. We may also engage independent contractors as required to assist us in developing our business.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM IC. CYBERSECURITY

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of April 30, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

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

Holders

As of September 08, 2025, we had 144 shareholders of record of our common stock with 84,798,256 shares of common stock issued and outstanding.

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

The following table provides information regarding our equity compensation plans as of April 30, 2025:

Equity Compensation Plan Information
	Number of		Number of
	securities to	Weighted-	securities
	be issued	average	remaining
	upon exercise	exercise price	available
	of outstanding	of outstanding	for future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation
Plan category	rights	rights	plans
Equity compensation plans approved by security holders			1,867,122 common

	-	N/A	shares

Recent Sales of Unregistered Securities

During the three months ended April 30, 2025, the Company issued 2,661,500 shares of common stock as loan inducements for promissory notes.

During the three months ended April 30, 2025, the Company issued 3,716,317 shares of common stock for term extension of promissory notes.

During the three months ended April 30, 2025, the Company issued 183,000 shares of common stock for interest and fees on a promissory note upon issuance of the notes.

During the three months ended April 30, 2025, the Company issued 150,000 shares of common stock for office lease.

During the three months ended April 30, 2025, the Company issued 240,000 shares of common stock for the repayment of of promissory notes.

During the three months ended April 30, 2025, the Company issued 1,000,000 shares of common stock for the conversion of convertible notes of $10,000.

During the three months ended April 30, 2025, the Company issued 2,377,500 shares of common stock to senior management and executives at $297,773 for services.

During the three months ended April 30, 2025, the Company issued 7,960,915 shares of common stock to non-affiliated consultants at $1,034,765 for services.

From May 1, 2025 through September 8, 2025, the Company issued 538,500 shares of common stock as loan inducements for promissory notes, including 76,000 shares accrued as stock payable as of April 30, 2025.

From May 1, 2025 through September 8, 2025, the Company issued 1,859,429 shares of common stock for term extension of promissory notes, including 1,859,429 shares accrued as stock payable as of April 30, 2025.

From May 1, 2025 through September 8, 2025, the Company issued 2,827,959 shares of common stock for the conversion of convertible notes of $282,796.

From May 1, 2025 through September 8, 2025, the Company issued 2,385,000 shares of common stock to non-affiliated consultants at $314,713 for services, including 2,000,000 shares accrued as stock payable as of April 30, 2025.,

From May 1, 2025 through September 8, 2025, the Company issued 600,000 shares of common stock for repayment of promissory notes.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended April 30, 2025, or subsequently through the date of this report.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended April 30, 2024, and 2023, which are included herein.

Year Ended April 30, 2025, Compared to Year Ended April 30, 2024

	Year Ended April 30,
	2025	2024	Changes	%

Revenues	$4,744,856	$4,356,303	$388,553	9%
Cost of revenue	(3,613,051)	(3,521,158)	(91,893)	3%
Gross Profit	1,131,805	835,145	296,660	36%
Operating Expenses	(4,330,067)	(4,828,673)	498,606	(10)%
Loss from Operations	(3,198,262)	(3,993,528)	(795,266)	(20)%
Other Expenses	(1,137,057)	(944,406)	(183,851)	19%
Net Loss	$(4,335,319)	$(4,937,934)	$602,615	(12)%

Our audited financial statements report a net loss of $4,335,319 for the year ending April 30, 2025, compared to a net loss of $4,937.934 for the year ending April 30, 2024. The decrease in net loss during the year ending April 30, 2025, was due to a decrease in operating expenses and an increase in gross margin,

During the years ended April 30, 2025, and 2024, the Company recognized revenue of $4,744,856 and $4,356,303 and incurred cost of revenue of $3,613,051 and $3,521,158, generating gross profit of $1,131,805 and $835,145, respectively.

Our operating expenses for the year ending April 30, 2025, were $4.330,067 compared to $4,828,673 for the year ended April 30, 2024. The operating expenses for the year ended April 30, 2025, consisted of general and administrative expenses of $1,819,725, professional fees of $1,881,811, professional fees – related parties of $286,929 and management fees and salaries – related parties of $341,602. The operating expenses for the year ended April 30, 2024, consisted of general and administrative expenses of $1,589.393, professional fees of $2,055,314, professional fees – related parties of $784.973 and management fees and salaries – related parties of $398,993. The decrease in operating expenses during the year ended April 30, 2025, was due to the decrease in professional fees and professional fees – related parties.

Our other expense for the year ending April 30, 2025, was $1,137,057 compared to $944,406 for the year ended April 30, 2024. The increase in other expenses was due to the increase in interest expense. During the year ended April 30, 2025, the Company incurred interest expense from loans of $1,063,896, interest expense from finance leases of $16,481 and debt discount amortization of $78,722. During the year ended April 30, 2024, the Company recorded other income of $21,543 generated through a gain/loss on a sell of asset and gain/loss on settlement of debts. During the year ended April 30, 2024, the Company incurred interest expense from loans of $486,471, interest expense from finance leases of $15,982 and debt discount amortization of $450,753. During the year ended April 30, 2023, the Company incurred interest expense from loans of $93,507, interest expense from finance lease of $855 and debt discount amortization of $326,922. During the year ended April 30, 2024, the Company recorded other income of $8,800 generated through the settlement of assets purchase with issuance of common stock from the difference between the Company’s stock price on December 13, 2022, of $0.19 and stock price at April 30, 2023, of $0.168.

Liquidity and Financial Condition

Working Capital
	April 30,	April 30,
	2025	2024

Current Assets	$478,225	$564,499
Current Liabilities	$6,015,191	$4,309,483
Working Capital (Deficiency)	$(5,536,966)	$(3,744,984)

Our total current assets as of April 30, 2025, were $478,226 as compared to total current assets of $564,499 as of April 30, 2024, due to a decrease in inventory and increase in cash.

Our total current liabilities as of April 30, 2025, were $6,015,191 as compared to total current liabilities of $3,744,966 as of April 30, 2024. The increase was primarily due to an increase in promissory note payable, stock payable and accrued interest.

Our working capital deficit on April 30, 2025, was $5,536,966 as compared to working capital deficit of $2,065,233 as of April 30, 2024. The increase in working capital deficiency was attributed to an increase in promissory note payable, stock payable and accrued interest.

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2025	2024

Cash Flows used in Operating Activities	$(1,043,037)	$(1,381.751)
Cash Flows used in Investing Activities	(30,212)	(59,503)
Cash Flows provided by Financing Activities	1,340,083	1,455.173
Net increase (decrease) in cash during period	$266,834	$13,919

Operating Activities

Net cash used in operating activities was $1,043,037 for the year ended April 30, 2025, compared with net cash used in operating activities of $1,381,751 during the prior year.

During the year ended April 30, 2025, the net cash used in operating activities was attributed to net loss of $4,335,319, decreased by stock-based compensation of $1,304,642, stock based compensation – related parties of $286,929, stock issued for promissory note extension of $256,513, lease expense settled by common stock $20,100,  other income from gain on promissory note settlement $9,032, other income from issuance coverage on damaged automobile $12,511,  non-cash interest expense for promissory note extension $491,750, non-cash interest expense for promissory notes of $32,908, stock payable for lease expense $7,500, depreciation of furniture and equipment of $48,165, depreciation of right-of-use assets of $55,879, amortization of intangible assets of $28,518, amortization of promissory note discount of $115,870, interest expense on finance lease of $13.081 and net changes in operating assets and liabilities of $651,971.

During the year ended April 30, 2024, the net cash used in operating activities was attributed to net loss of $4,937,934, decreased by stock-based compensation of $953,469, stock based compensation – related parties of $784,973, stock issued for promissory note extension of $31.975, lease expense settled by common stock $28,690, non-cash interest expense for promissory note extension $233,172, non-cash interest expense for promissory notes of $13,493 depreciation of furniture and equipment of $29,980, depreciation of right-of-use assets of $42,010, amortization of intangible assets of $28,518, amortization of promissory note discount of $450,753, interest expense on finance lease of $15,779 and net changes in operating assets and liabilities of $952,170.

Investing Activities

During the year ended April 30, 2025, we used $67,874 for purchase of property and equipment and proceed from disposal of vehicle $37,662. During the year ended April 30, 2024, we used $59,503 for purchase of intangible assets.

Financing Activities

During the year ended April 30, 2025, net cash from financing activities was $1,340.083 compared to $1,455,173 during the year ended April 30, 2024. During the year ended April 30, 2025, we received proceeds from issuance of promissory notes of $755,400 and proceeds for issuance of Series C preferred shares of $590,000, proceeds from subscription of C preferred shares $310,000. offset by repayments for finance leases of $66,097, repayment of promissory note $99,200 and repayment from return of C preferred shares.

During the year ended April 30, 2024, we received proceeds from issuance of promissory notes of $1,178,500 and proceeds for issuance of Series C preferred shares of $615,000, offset by repayments for finance leases of $51,447 and repayment of promissory notes of $286,880.

Cash Requirements

As of April 30, 2025, we had cash of $336,249, accounts receivable of $55,012, prepaid expenses of $3,665 and inventory of $83,299. During the year ended April 30, 2025, we received proceeds from issuance of promissory notes of $755,400, Series C preferred shares of $615,000 and proceeds from subscription of C preferred shares $310,000. During the year ended April 30, 2025, the Company recognized revenue of $4,744,856, incurred cost of revenue of $3,613,051 and generated gross profit of $1,131,805. During the year ended April 30, 2024, the Company recognized revenue of $4,356,303, incurred cost of revenue of $3,521,158 and generated gross profit of $835,145.

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

Revenue Recognition

During the year ended April 30, 2025, the Company generated its first revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

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

Item 8. Financial Statements and Supplementary Data

GPO PLUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

GPO Plus, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of GPO Plus, Inc. (the “Company”) as of April 30, 2025, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

September 10, 2025

PCAOB ID Number 6797

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

Los Angeles, California

PCAOB ID Number 6580

GPO PLUS, INC.

BALANCE SHEETS

	April 30,	April 30,
	2025	2024
ASSETS
Current Assets:
Cash	$336,249	$69,415
Accounts receivable	55,012	57,792
Prepaid expenses	3,665	35,140
Inventory, net	83,299	402,152
Total Current Assets	478,225	564,499

Finance lease right-of-use assets, net	206,031	209,317
Property and equipment, net	96,968	102,409
Intangible assets, net	5,254	33,772
TOTAL ASSETS	$786,478	$909,997

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,511,492	1,557,548
Accrued interest	504,811	276,190
Accrued liabilities - related parties	338,502	233,200
Deposits	8,213	-
Convertible note payable, net of debt discount of $0	28,000	38,000
Promissory note payable, net of debt discount of $104,248 and $49,977, respectively	2,630,844	1,969,893
Finance lease liabilities	63,027	43,710
Stock payable - related parties	12,395	23,239
Stock payable	937,907	167,703
Total Current Liabilities	6,035,191	4,309,483

Finance lease liabilities - non-current	126,446	146,186
Total Liabilities	6,161,637	4,455,669

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 146.5 shares and 104.5 shares issued and outstanding as of April 30, 2025, and April 30, 2024, respectively	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 76,887,368 shares and 57,518,014 shares issued and outstanding issued and outstanding as of April 30, 2025, and April 30, 2024, respectively	7,666	5,752
Additional paid in capital	36,475,275	33,971,357
Accumulated deficit	(43,775,366)	(39,440,047)
Total Stockholders' Deficit	(7,292,313)	(5,462,826)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$786,478	$909,997

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2025	2024

Revenues	$4,744,856	$4,356,303
Cost of revenue	3,613,051	3,521,158
Gross Profit	1,131,805	835,145

Operating Expenses
General and administrative	1,819,725	1,589,393
Professional fees (including stock-based compensation of $1,304,642 and $953,469, respectively)	1,881,811	2,055,314
Professional fees - related parties (including stock-based compensation of $286,929 and $784,973, respectively)	286,929	784,973
Management fees and salaries - related parties	341,602	398,993
Total Operating Expenses	4,330,067	4,828,673

Loss from operations	(3,198,262)	(3,993,528)

Other Income (Expenses)
Other income	21,543	8,800
Interest expense	(1,158,600)	(953,206)
Total Other Expenses	(1,137,057)	(944,406)

Net Loss	$(4,335,319)	$(4,937,934)

Net Loss Per Common Share: Basic and Diluted	$(0.07)	$(0.11)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted
	58,013,107	43,233,489

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2025, AND 2024

	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$-	$33,971,357	$(39,440,047)	$(5,462,826)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	3,099,000	310	-	127,359	-	127,669
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	4,516,317	452	-	523,273	-	523,725
Issuance of common stock for loan interest	-	-	-	-	-	-	-	-	-	-	291,000	29	-	46,371	-	46,400
Issuance of common stock for lease	-	-	-	-	-	-	-	-	-	-	150,000	15	-	20,085	-	20,100
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	340,000	34	-	25,366	-	25,400
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	-	-	1,000,000	100	-	9,900	-	10,000
Issuance of common stock for services - related parties	-	-	-	-	-	-	-	-	-	-	2,377,500	238	-	297,535	-	297,773
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	7,960,915	796	-	1,033,969	-	1,034,765
Return of common stock	-	-	-	-	-	-	-	-	-	-	(595,378)	(60)	-	60	-	-
Subscription Receivable	-	-	-	-	-	-	-	-	-	-	-	-	60,000	-	-	60,000
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	57	-	-	-	-	-	(60,000)	570,000	-	510,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(15)	-	-	-	-	-	-	(150,000)	-	(150,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,335,319)	(4,335,319)
Balance, April 30, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	76,657,368	$7,666	$-	$36,475,275	$(43,775,366)	$(7,292,313)

 The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,335,319)	$(4,937,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	1,304,642	953,469
Stock based compensation for services - related parties	286,929	784,973
Stock issued for settlement of leases	20,100	28,690
Other income from gain on promissory note settlement	(9,032)	-
Other income from issuance of common stock for assets acquisition	-	(8,800)
Other income from insurance coverage on damaged automobile	(12,511)	-
Non-cash interest expense for promissory note extension	491,750	265,147
Non-cash interest expense for promissory note	32,908	13,493
Stock payable for lease expense	7,500	-
Stock payable for promissory note extension	256,513	-
Depreciation of furniture and equipment	48,165	29,980
Depreciation of right-of-use-assets	55,879	42,010
Amortization of intangible assets	28,518	28,518
Amortization of promissory note discount	115,870	450,753
Interest expense on finance lease	13,081	15,779
Changes in operating assets and liabilities:
Accounts receivable	2,780	(14,178)
Prepaid expenses	31,475	(2,789)
Inventory	318,853	(245,155)
Accounts payable and accrued liabilities	(46,055)	1,040,509
Accrued interest	231,403	193,818
Accrued liabilities - related parties	105,302	(20,035)
Deposit	8,213	-
Net cash used in Operating Activities	(1,043,037)	(1,381,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of vehicle	37,662	-
Purchase of property and equipment	(67,874)	(59,503)
Net cash used in Investing Activities	(30,212)	(59,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(66,097)	(51,447)
Proceeds from issuance of promissory notes	755,400	1,178,500
Repayment of promissory notes	(99,220)	(286,880)
Repayment from return of series C preferred shares	(150,000)	-
Proceeds from subscription of series C preferred shares	330,000	-
Proceeds from issuance of series C preferred shares	570,000	615,000
Net cash provided by Financing Activities	1,340,083	1,455,173

Net change in cash for period	266,834	13,919
Cash at beginning of period	69,415	55,496
Cash at end of period	$336,249	$69,415

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$550	$13,289

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$52,593	$121,960
Stock payable for note inducement	$7,151	$40,220
Stock payable for repayment of promissory notes	$6,050	$-
Return of common stock	$60	$-
Issuance of common stock for note inducement	$87,449	$106,557
Issuance of common stock for repayment of promissory notes	$21,200	$-
Issuance of common stock for conversion of debts	$10,000	$256,050
Issuance of common stock for conversion of Founders Series A	$-	$57,751
Issuance of Series C Preferred Shares for repayment of promissory notes	$-	$422,116

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

YEAR ENDED APRIL 30, 2025, AND 2024

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 13.14%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of April 30, 2025, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $43,775,366. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

As of April 30, 2025, and April 30, 2024, the Company had cash of $336,249 and $69,415, respectively.

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

As of April 30, 2025, and April 30, 2024, the Company had accounts receivable of $55,012 and $57,792, respectively.

As of April 30, 2025, the Company has one customers concentrated over 10% of the accounts receivable at 36%, respectively.

As of April 30, 2024, the Company has two customers concentrated over 10% of the accounts receivable at 90% and 10%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	April 30,	April 30,
	2025	2024
Security Deposit for office premise	$3,500	$2,000
Prepayment for services to consultants	165	33,140
Total	$3,665	$35,140

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of April 30, 2025, and April 30, 2024, the Company recorded inventory reserve of $6,270 and $31,387 for slow moving or obsolete inventory.

As of April 30, 2025, and April 30, 2024, the Company had finished goods inventory, net of inventory reserve of $83,299 and $402,152, respectively.

	April 30, 2025	April 30, 2024
Mr Vapor	$-	$3,473
Nutriumph®	32,412	50,039
Distro	12,574	15,675
Loon	31,926	324,142
Vyve	5,796	8,823
Coast	591	-
	$83,299	$402,152

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During year ended April 30, 2025, and 2024, no impairment losses have been identified.

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

During the year ended April 30, 2025, and 2024, the Company recognized $4,744,856 and $4,356,303 of revenues and incurred cost of revenue of $3,613,051 and $3,521,158 and generated gross profit of $1,131,805 and $835,145 during the year ended April 30, 2025, and 2024, respectively. In regard to the sales that occurred during the year ended April 30, 2025, and 2024, there are no unfulfilled obligations related to the merchandise and product sales.

During the year ended April 30, 2025, the Company has one customer who contributed over 10% of total sales at 93%.

During the nine months ended January 31, 2024, the Company has one customer contributed over 10% of total sales at 95%.

Accounts payable and accrued liabilities.

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of April 30, 2025, and April 30, 2024, accounts payable and accrued liabilities were $1,511,492 and $1,557,548, comprised of trade payable of $1,457,727 and $1,491,332 and payroll liabilities of $53,765 and $66,216, respectively.

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

During the year ended April 30, 2025, and 2024, the Company recorded $1,591,571 stock-based compensation expense and $1,738,442 stock-based compensation expense, which includes amortization of stock issued for prepaid services of $0 and $27,000, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Year Ended
	April 30,
	2025	2024
Common stock award to consultants	$1,304,643	$953,469
Common stock award to management and executives - related parties	286,928	784,973
	$1,591,571	$1,738,442

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the year ended April 30, 2025, and 2024, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	April 30,	April 30,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	28,000	38,000
Warrants	168,000	168,000
Common Stock Payable	4,776,756	1,691,213
	5,972,756	2,897,213

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on April 30, 2025, and 2024, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of April 30, 2025, and April 30, 2024, convertible shares from the Company’s non-affiliate convertible notes were 28,000 share and 38,000 shares, respectively. (Note 8)

As of April 30, 2025, and April 30, 2024, the outstanding warrants issued in connection with these convertible notes were 168,000. (Note 6)

As of April 30, 2025, and April 30, 2024, the Company had stock payable of $620,302 and $190,942 for outstanding 4,776,756 shares and 1,691,213 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Year Ended
	April 30,
	2025	2024
Net loss per share, basic diluted	$(0.07)	$(0.11)
Net loss per common shares outstanding:
Founders Class A Common stock	$(37.70)	$(42.94)
Ordinary Common stock	$(0.07)	$(0.11)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	57,898,107	43,118,489
Total weighted average shares outstanding	58,013,107	43,233,489

Recent Accounting Pronouncements

We have evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

New Adopted Accounting Standards

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $28,518 and $28,518 for the year ended April 30, 2025, and 2024, recorded as general and administrative expenses. As of April 30, 2025, and April 30, 2024, the intangible assets were $5,254 and $33,772, net of accumulated amortization of $80,299 and $51,781. Based on the carrying value of definite-lived intangible assets as of April 30, 2023, the amortization expense for the next three years will be as follows:

Amortization
Year Ended April 30,	Expense
2026	$5,254
$5,254

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2025, and April 30, 2024, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$72,504	$9,215	$-	$81,719
Additions	-	-	59,503	59,503
April 30, 2024	$72,504	$9,215	$59,503	$141,222
Additions	-	-	67,874	67,874
Disposal	-	-	(31,503)	(31,503)
April 30, 2025	$72,504	$9,215	$95,874	$177,593

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2023	$7,681	$1,152	$-	$8,833
Additions	20,809	4,608	4,563	29,980
April 30, 2024	$28,490	$5,760	$4,563	$38,813
Additions	20,809	3,455	23,901	48,165
Disposal	-	-	(6,353)	(6,353)
April 30, 2025	$49,299	$9,215	$22,111	$80,625

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$44,014	$3,455	$54,940	$102,409
April 30, 2025	$23,205	$-	$73,763	$96,968

During the year ended April 30, 2025, and 2024, the Company acquired four automobiles of $67,874 and had no additions in property and equipment, respectively.

During the year ended April 30, 2025, the Company disposed of an automobile at net amount of $25,151 which was damaged from an accident. The Company received proceed from insurance coverage of $37,662 and recorded other income of $12,511.

As of April 30, 2025, and April 30, 2024, Property and Equipment were $96,968 and $102,409, respectively. Depreciation expenses of $48,165 and $29,980 were incurred during the year ended April 30, 2025, and 2024, respectively.

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

Ordinary Common Stock

Year ended April 30, 2025

During the year ended April 30, 2025, the Company issued 3,099,000 shares of common stock as loan inducements for promissory notes.

During the year ended April 30, 2025, the Company issued 4,516,317 shares of common stock for term extension of three promissory notes.

During the year ended April 30, 2025, the Company issued 291,000 shares of common stock for interest and fees on a promissory note upon issuance of the notes.

During the year ended April 30, 2025, the Company issued 150,000 shares of common stock for office lease.

During the year ended April 30, 2025, the Company issued 340,000 shares of common stock for the repayment of principal amount of $16,500 and accrued interest of $2,782 of promissory notes. The Company recorded gain on note settlement of $9,032 from the repayment.

During the year ended April 30, 2025, the Company issued 1,000,000 shares of common stock for the conversion of convertible notes of $10,000.

During the year ended April 30, 2025, the Company issued 2,377,500 shares of common stock to senior management and executives at $297,773 for services.

During the year ended April 30, 2025, the Company issued 7,960,915 shares of common stock to non-affiliated consultants at $1,034,765 for services.

During the year ended April 30, 2025, the Director of the Company returned 595,378 shares of common stock to the Company due to previous over-issuance of shares during prior periods.

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

 As of April 30, 2025, and April 30, 2024, the issued and outstanding ordinary common stock was 76,657,368 shares and 57,518,014 shares, respectively.

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

As of April 30, 2025, and April 30, 2024, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of April 30, 2025, and April 30, 2024, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of April 30, 2025, and April 30, 2024, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

During the year ended April 30, 2025, the Company issued 59 shares of series C preferred stock for cash proceeds of $590,000.

During the year ended April 30, 2025, the Company refunded $150,000 to investors for the return of 15 shares of series C preferred stock originally issued from March to June 2024.

As of April 30, 2025, and April 30, 2024, the issued and outstanding shares of series C preferred stock were 148.5 shares and 104.5 shares, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at the exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended April 30, 2025, and year ended April 30, 2024:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2023	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2024	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2025	168,000	$1.25

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

The following table summarizes information relating to outstanding and exercisable warrants as of April 30, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	-	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants on April 30, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of April 30, 2025, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.134 on April 30, 2025.

Stock Payable

As of April 30, 2025 and April 30, 2024, the Company had stock payable of $950,302 and $190,942 for outstanding 330 shares and 0 shares of Preferred C shares and outstanding 4,776,756 and 1,691,213 common shares, comprised of stock payable of $12,395 and $23,239 for outstanding 92,500 and 158,333 common shares to related parties and stock payable of $917,907 and $167,703 for outstanding 4,684,256 and 1,532,880 common shares to non-affiliates, respectively. As of April 30, 2025, and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $7,151 and $40,220 for outstanding 201,000 common shares and 524,000 common shares for loan inducements of promissory notes, respectively.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $12,395 and $23,239 for outstanding 92,500 and 158,333 common shares to executives and senior management, respectively. (Note 7)

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $330,693 and $60,815 for outstanding 2,467,857 and 410,915 common shares to consultants and employees for services, respectively.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $7,500 and $22,500 for outstanding 55,970 and 21,815 common shares for office rent, respectively.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $6,050 and $21,200 for outstanding 45,149 and 240,000 common shares for repayment of outstanding principal balance of promissory notes.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $256,513 and $31,975 for outstanding 1,914,280 and 282,965 common shares related to term extension of promissory notes.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $330,000 and $0 for outstanding 330 shares and 0 share of Preferred C for cash proceed.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the year ended April 30, 2025, and 2024, and shareholding and salary payable as of April 30, 2025, and April 30, 2024, are summarized as below:

	Year Ended April 30, 2025
Title	Wages Expense	Management/ Consulting Fees	Stock Compensation
CEO and CFO	$164,838	$-	$153,438
Advisor - Affiliate	-	60,000	13,400
President - Distro Plus	-	-	(23,240)
Operational Manager	-	-	-
VP - Distro Plus	116,764	-	143,330
Director	-	-	-
	$281,602	$60,000	$286,928

	Year Ended April 30, 2024
Title	Wages Expense	Management/ Consulting Fees	Stock Compensation
CEO and CFO	$124,183	$-	$173,631
Advisor - Affiliate	-	60,000	-
President - Distro Plus	104,196	-	93,240
Operational Manager	21,440	-	28,923
VP - Distro Plus	77,174	-	155,902
Director	-	12,000	333,277
	$326,993	$72,000	$784,973

	As of April 30, 2025
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting	Stock
Title	(Shares)	(Shares)	(Shares)	Fees Payable	Payable
CEO and CFO	10,100,000	500,000	-	$13,800	$8,375
Advisor - Affiliate	6,553,000	500,000	175,000	270,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	8,843	4,020
Director	1,893,750	-	-	-	-
	22,016,208	1,000,000	175,000	$297,643	$12,395

	As of April 30, 2024
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting	Stock
Title	(Shares)	(Shares)	(Shares)	Fees Payable	Payable
CEO and CFO	8,912,500	500,000	-	$13,200	$-
Advisor - Affiliate	6,453,000	500,000	175,000	210,000	-
President - Distro Plus	699,806	-	-	10,000	23,239
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	1,485,000	-	-	-	-
Director	2,489,128	-	-	-	-
	20,234,086	1,000,000	175,000	$233,200	$23,239

CEO and CFO

During the year ended April 30, 2025, and 2024, the Company issued 1,187,500 shares and 1,500,000 shares of common stock to the CEO and CFO valued at $145,063 and $173,631, respectively.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $8,375 and $0, respectively.

During the year ended April 30, 2025, and 2024, the Company incurred management salary expenses of $164,838 and $124,183 to the CEO and CFO, respectively. As of April 30, 2025, and April 30, 2024, salary payable was $13,800 and $13,200, respectively.

Advisor – Affiliate

During the year ended April 30, 2025, and 2024, the Company issued 100,000 shares and 0 share of common stock to the affiliated advisor valued at $13,400 and $0, respectively.

During the years ended April 30, 2025, and 2024, the Company incurred consulting fees of $60,000 and $60,000 to the affiliated advisor, respectively. As of April 30, 2025, and April 30, 2024, the total amount due to the affiliated advisor was $270,000 and $150,000, respectively.

President – Distro Plus

During the year ended April 30, 2024, the Company awarded 558,340 shares of common stock to the President of Distro Plus Division valued at $93,240, of which 158,333 shares of common stock was recorded as stock payable of $23,240 as of April 30, 2024.

During the year ended April 30, 2025, the Company cancelled the stock payable for 158,333 shares of $23,240.

During the year ended April 30, 2025, and 2024, the Company incurred management salary of $5,000 and $104,196 to the President, respectively. As of April 30, 2025, and April 30, 2024, salary payable was $5,000 and $10,000, respectively.

Operational Manager

During the year ended April 30, 2024, the Company awarded 165,272 shares of common stock to the Operational Manager valued at $28,923.

During the year ended April 30, 2024, the Company incurred management salary of $21,440 to the Operational Manager.

VP – Distro Plus

During the year ended April 30, 2025, and 2024, the Company awarded 1,090,000 shares and 1,370,000 shares of common stock to the Vice President of Distro Plus Division valued at $139,310 and $155,902, respectively.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable to the Vice President of $4,020 and $0, respectively.

As of April 30, 2025, and April 30, 2024, the salary payable was $8,843 and $0, respectively.

Director

During the year ended April 30, 2024, the Company awarded 2,197,687 shares of common stock to the Director valued at $333,277, of which 1,385,189 shares of common stock valued $191,089 was issued as compensation upon his termination on March 8, 2024.

During the year ended April 30, 2024, the Company incurred consulting fees of $12,000 to the Director.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on April 30, 2025, and April 30, 2024, consists of the following:

	April 30, 2025	April 30, 2024
Dated June 16, 2021	$10,000	$20,000
Dated September 8, 2021	18,000	18,000
Total convertible note payable	$28,000	$38,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded a total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2024, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2025, the Company issued 1,000,000 shares of common stock for the conversion of convertible note principal of $10,000 at a fixed conversion rate of $0.15 per share. As of April 30, 2025, the debt discount was fully amortized. As of April 30, 2025, and April 30, 2024, the convertible note principal balance was $10,000 and $20,000, respectively.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023, and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. During the year ended April 30, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000 at a fixed conversion rate of $0.10 per share. As of April 30, 2025, the debt discount was fully amortized. As of April 30, 2025, and April 30, 2024, the convertible note was $18,000 and $18,000, respectively.

During the year ended April 30, 2025, and 2024, the Company recorded interest expenses of $3,397 and $16,203, respectively. As of April 30, 2025, and April 30, 2024, the accrued interest payable was $83,442 and $80,046, respectively.

As of April 30, 2025, and April 30, 2024, the convertible note payable was $28,000 and $38,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on April 30, 2025, and April 30, 2024, consists of the following:

	April 30, 2025	April 30, 2024
August 2022	$112,500	$137,500
September 2022	110,000	110,000
October 2022	229,350	229,350
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	55,000	55,000
March 2023	55,000	55,000
May 2023	74,800	85,800
June 2023	187,000	236,720
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	130,000	160,000
January 2024	150,000	150,000
February 2024	120,000	120,000
September 2024	110,000	-
October 2024	159,500	-
January 2025	82,500	-
February 2025	33,440	-
March 2025	121,000	-
April 2025	324,500	-
Total promissory notes payable, gross	2,735,090	2,019,870
Less: Unamortized debt discount	(104,246)	(49,977)
Total promissory notes	$2,630,844	$1,969,893

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 0.70 years

•	Annual interest rate of 10%-18%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the year ended April 30, 2025, and 2024, the Company issued promissory notes for aggregate principal amount of $830,940 and $1,238,500 for proceeds of $755,400 and $1,178,500, respectively.

During the year ended April 30, 2025, and 2024, the Company made repayment on principal balance of promissory notes of $99,220 and $286,880 and accrued interest of promissory notes of $10,222 and $26,782, respectively.

During the year ended April 30, 2025, and 2024, the Company issued 340,000 shares and 310,237 shares of common stock for the repayment of $16,500 and $31,050 principal balance of promissory notes, respectively. During the year ended April 30, 2025, the Company recorded gain on note settlement of $9,032 from the repayment.

During the year ended April 30, 2025, and 2024, the Company issued 3,099,000 shares and 1,194,800 shares of common stock as loan inducements for promissory notes, respectively.

During the year ended April 30, 2025, and 2024, the Company issued 4,516,317 shares and 1,320,000 shares of common stock for term extension for promissory notes.

During the year ended April 30, 2025, the Company issued 291,000 shares of common stock for interest and fees on a promissory note upon issuance of the notes.

During the year ended April 30, 2024, the Company issued 43 shares of series C preferred stock for repayment of promissory notes of $385,000 and accrued interest of $37,115.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $7,151 and $40,220 for outstanding 201,000 common shares and 524,000 common shares for loan inducements of promissory notes, respectively.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $6,050 and $21,200 for outstanding 45,149 and 240,000 common shares for repayment of outstanding principal balance of promissory notes.

During the year ended April 30, 2025, and 2024, the Company recorded stock payable of $256,513 and $31,975 for outstanding 1,914,280 and 282,965 common shares related to term extension of promissory notes.

During the year ended April 30, 2024, the Company recorded stock payable of $13,493 for outstanding 75,000 stock related to interest and fees on promissory notes.

During the year ended April 30, 2025, and 2024, the Company recorded interest expenses of $238,228 and $204,398, respectively. During the year ended April 30, 2025, and 2024, the Company made repayment on note interest of $10,222 and $5,941, respectively. As of April 30, 2025, and April 30, 2024, the accrued interest payable was $421,368 and $196,145, respectively.

NOTE 10 – LEASES

In March 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are four years with APR ranging from 10.96% to 18%. The Company made downpayment of $5,000 on two vehicles and $6,500 on one vehicle.

During the year ended April 30, 2024, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The terms of these leases are six years with APR ranging from 13.44% to 15.81%. The Company made a downpayment of $5,000 on two vehicles.

As of April 30, 2025, and April 30, 2024, the finance lease obligations included in current liabilities were $63,027 and $43,710 and finance lease obligations included in non-current liabilities were $126,446 and $146,186, respectively. During year ended April 30, 2025, and 2024, repayment on finance lease was $66,097 and $51,447, respectively. During the year ended April 30, 2025, and 2024, interest expense was $16,482 and $15,982 and depreciation on the right-of-used assets was $55,879 and $42,010, respectively.

As of April 30, 2025, and April 30, 2024, the Company had the following lease obligations:

	Discount		April 30,	April 30,
	Rate	Maturity	2025	2024
Current	6.13% - 10.51%	March 2027 - July 2029	$63,027	$43,710
Non-current	6.13% - 10.51%	March 2027 - July 2029	126,446	146,186
			$189,473	$189,896

Balance - April 30, 2023	$113,604
Lease liability additions	111,960
Repayment of Lease liability	(51,447)
Imputed interest	15,779
Balance - April 30, 2024	$189,896
Lease liability additions	49,192
Repayment of Lease liability	(66,097)
Imputed interest	16,482
Balance - April 30, 2025	$189,473

The following table summarizes the maturity of our lease liabilities as of April 30, 2025:

Year Ended April 30,
2026	$77,268
2027	74,397
2028	34,832
Thereafter	29,722
Total lease payments	216,220
Less: imputed interest	(26,747)
Lease liabilities	$189,473

As of April 30, 2025, the Company has right-of-use assets as follows:

Balance - April 30, 2023	$129,367
Additions	121,960
Depreciation	(42,010)
Balance - April 30, 2024	$209,317
Additions	52,592
Depreciation	(55,879)
Balance - April 30, 2025	$206,031

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on a month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,000 per month, consisting of $2,000 payable in common shares of the Company and $2,000 payable in cash. As of April 30, 2025, the lease is currently on a month-to-month basis.

The Company also operates a Regional Distribution Hub in Lubbock, Texas. This office is located at 512 East 42nd Street Lubbock, Texas 79404. This office is approximately 9,940 square feet and is currently leased for a term ending December 31, 2025, at a cost of $4,500 per month.

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

The reconciliation of the net operating loss for year ended April 30, 2025, and 2024 is shown as follows:

	Year Ended
	April 30,	April 30,
	2025	2024
Net loss	$(4,335,319)	$(4,937,934)
Add: Stock based compensation	1,591,571	1,738,442
Net operating loss	$(2,743,748)	$(3,199,492)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2025, and 2024 are as follows:

	April 30,	April 30,
	2025	2024
Net operating loss carryforward	$(9,691,129)	$(6,947,381)
Effective tax rate	21%	21%
Deferred tax asset	(2,035,137)	(1,458,950)
Less: Valuation allowance	2,035,137	1,458,950
Net deferred asset	$-	$-

The valuation allowance increased by $576,187 and $671,893 during the years ended April 30, 2025, and 2024, respectively. As of April 30, 2025, the Company had approximately $9.7 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018, can be carried forward for twenty years, whereas NOLs generated after April 30, 2018, can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2025 are subject to review by the tax authorities.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended April 30, 2025, or 2024. The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties on April 30, 2025, or 2024. Tax returns for the years ending 2016 through 2025 are subject to review by the tax authorities.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to April 30, 2025, and through the date that these financials were issued, the Company had the following subsequent events:

On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub in Lubbock, Texas. This office was located at 512 East 42nd Street Lubbock, Texas 79404 and is now located at 6707 Yonkers Ave Lubbock, Texas. This office is approximately 4,096 square feet and is currently leased for a term ending August 22, 2028at a cost of $4,500 per month.

On May 30, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $110,000 Promissory Note for a purchase price of $100,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures July 30, 2026, and accrues interest at 10%.

On July 10, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $165,000 Promissory Note for a purchase price of $150,000 convertible at 75% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 10, 2026, and accrues interest at 10%.

On July 30, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $110,000 Promissory Note for a purchase price of $100,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures November 30, 2026, and accrues interest at 10%.

On August 15, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $110,000 Promissory Note for a purchase price of $100,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures August 15, 2026, and accrues interest at 10%.

From May 1, 2025 through September 8, 2025, the Company issued 538,500 shares of common stock as loan inducements for promissory notes, including 76,000 shares accrued as stock payable as of April 30, 2025.

From May 1, 2025 through September 8, 2025, the Company issued 1,859,429 shares of common stock for term extension of promissory notes, including 1,859,429 shares accrued as stock payable as of April 30, 2025.

From May 1, 2025 through September 8, 2025, the Company issued 2,827,959 shares of common stock for the conversion of convertible notes of $282,796.

From May 1, 2025 through September 8, 2025, the Company issued 2,385,000 shares of common stock to non-affiliated consultants at $314,713 for services, including 2,000,000 shares accrued as stock payable as of April 30, 2025.,

From May 1, 2025 through September 8, 2025, the Company issued 600,000 shares of common stock for repayment of promissory notes.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position held with the Company	Age	Date First Elected or Appointed
Brett H. Pojunis	Chairman, Chief Executive Officer, Chief Financial Officer, and Director	45	May 5, 2020

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

Family Relationships

Not Applicable

Involvement in certain legal proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time.

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

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2025 and 2024 (each, a “Named Executive Officer”); and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2025 and 2024 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $150,000 for the respective fiscal year:

			SUMMARY COMPENSATION TABLE
							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)

Brett H. H. Pojunis	2025	164,838	-	153,438	-	-	-	-	318,276
CEO and CFO	2024	124,183	-	173,631	-	-	-	-	297.814

Joesph Jaconi (1)	2025		-		-	-	-	-
CMO	2024	104,196	-	93,240	-	-	-	-	197,436

(1)	Joesph Jaconi served as President of Distro Plus Division from August 29, 2022. to November 30, 2023.

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

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2025, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2025, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 08, 2025, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o 3571 E. Sunset Road, Suite #300, Las Vegas, Nevada 89120.

As of September 8, 2025, there were 85,098,256 shares of our common stock issued and outstanding.

			Convertible Series		Series A non-voting
	Common Stock		A Preferred		redeemable preferred
	Amount		Amount		Amount
	and		and		and
	Nature of	Percentage	Nature of	Percentage	Nature of	Percentage
	Beneficial	of	Beneficial	of	Beneficial	of
Name and Address of Beneficial Owner	Ownership	Class (1)	Ownership	Class	Ownership	Class

Brett H. Pojunis	10,100,000	11.87%	500,000	50.00%	-	-

Michael Fugler	6,553,000	7.70%	500,000	50.00%	175,000	100.00%

Directors and Executive Officers as a Group ()	16,653,000	19.57%	500,000	50.00%	-	-

5% Shareholders as a Group	16,653,000	19.57%	1,000,000	100.00%	175,000	100.00%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 202 in which the amount involved in the transaction exceeded or exceeds the lesser of $150,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

During the year ended April 30, 2024, and 2023, the Company incurred management salary expenses of $124,183 and $67,670 to the CEO and CFO, respectively. As of April 30, 2024, and April 30, 2023, salary payable was $13,200 and $3,462, respectively.

During the year ended April 30, 2024, the Company issued 1,437,500 shares of common stock to Brett H. Pojunis valued at $173,631.

During the year ended April 30, 2025, the Company issued 1,187,500 shares of common stock to Brett H. Pojunis valued at $153,438.

During the year ended April 30, 2025, and 2024, the Company incurred management salary expenses of $164,838 and $124,183 to the CEO and CFO, respectively.

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

During the years ended April 30, 2024, and 2023, the Company incurred consulting fees of $60,000 and $60,000 to the affiliated advisor, respectively. As of April 30, 2024, and April 30, 2023, the total amount due to the affiliated advisor was $210,000 and $150,000, respectively.

During the years ended April 30, 2025, and 2024, the Company incurred consulting fees of $60,000 and $60,000 to the affiliated advisor, respectively. As of April 30, 2025, and April 30, 2024, the total amount due to the affiliated advisor was $270,000 and $210,000, respectively.

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

During the year ended April 30, 2024, and 2023, the Company incurred management salary of $104,196 and $98,716 to the President, respectively. As of April 30, 2024, and April 30, 2023, salary payable was $10,000 and $4,038, respectively.

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

During the years ended April 30, 2024, and 2023, the Company incurred management salary of $21,440 and $15,947 to the Operational Manager, respectively, This employee has been terminated.

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

During the year ended April 30, 2024, and 2023, the Company incurred management salary of $77,174 and $12,050 to the Vice President, respectively.

During the year ended April 30, 2025, and 2024, the Company incurred management salary of $116,764 and $77,174 to the Vice President, respectively.

During the year ended April 30, 2025, the Company issued 1,090,000 shares of common stock to VP Distro Plus valued at $143,330.

Director

During the year ended April 30, 2024, the Company awarded 2,197,687 shares of common stock to the Director valued at $333,277, of which 1,385,189 shares of common stock valued $191,089 was issued as compensation upon his termination on March 8, 2024.

During the years ended April 30, 2024, and 2023, the Company incurred consulting fees of $12,000 and $0 to the Director, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 3, 2023, the Company was informed that Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC (“Pinnacle”) had sold a portion of its business to GreenGrowth CPAs (“GreenGrowth”). On November 10, 2023, the Company engaged and executed an agreement with GreenGrowth, as the Company’s new independent accountant to replace Pinnacle. The reports of Pinnacle regarding the Company’s financial statements for the fiscal years ended April 30, 2023 and 2022, being the two most recent fiscal years for which the Company has filed audited financial statements with the Securities and Exchange Commission (the “SEC”), did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. The board of directors of the Company, acting as the audit committee, approved the decision to change independent accountants. During the fiscal years ended April 30, 2023, and 2022, and through October 31, 2023, the Company had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pinnacle would have caused Pinnacle to make reference thereto in connection with its report. During the fiscal years ended April 30, 2023 and 2022, and through October 31, 2023, the Company did not experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that management of the Company discussed with Pinnacle the continued existence of material weaknesses in the Company’s internal control over financial reporting.

Effective as of October 21, 2024, Green Growth CPAs (“Green Growth”) were dismissed as the independent registered public accounting firm engaged to audit the financial statements of GPO Plus, Inc. (the “Company”). Also, on such date, the Company’s Board of Directors engaged Bush & Associates CPA, LLC (“Bush”), to serve as its independent registered public accounting firm to review its Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, and for the fiscal year ending April 30, 2025.

The reports of Green Growth on the financial statements of the Company for the fiscal years ended April 30, 2024 and April 30, 2023, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

During the years ended April 30, 2024 and April 30, 2023, and the subsequent interim periods through the date of this report, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Green Growth on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Green Growth’s satisfaction, would have caused Green Growth to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

During the years ended April 30, 2024 and April 30, 2023, and through the date of this report, neither the Company nor anyone on its behalf has previously consulted with Bush regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that Bush concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2025 and for fiscal year ended April 30, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

GreenGrowth CPAs

	Year Ended	Year Ended
	April 30,	April 30,
Fee Category	2025	2024

Audit Fees	$21,999	$16.168
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$21,999	$16,168

Pinnacle Accountancy Group of Utah

	Year Ended	Year Ended
	April 30,	April 30,
Fee Category	2025	2024

Audit Fees	$500	$28,614
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$500	$28,614

Bush and Associates CPA, LLC

	Year Ended April 30, 2025	Year Ended April 30, 2024
Audit Fees	$5,000	$
Audit-Related Fees	-		-
Tax Fees	-		-

All Other Fees	-		-
Total Fees	$5,000	$

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	September 22, 2016
3.2	By-Laws	S-1	3.2	September 22, 2016
3.3	Articles of Merger filed with the Nevada Secretary of State on January 31, 2018	8-K	3.1	March 29, 2018
3.4	Certificate of Change filed with the Nevada Secretary of State on January 31, 2018	8-K	3.2	March 29, 2018
3.5	Agreement and Plan of Merger	8-K	3.1	August 20, 2020
3.6	Certificate of Change	8-K	3.2	August 20, 2020
10.1	Scan Based Trading Agreement dated February 3, 2023, by and between William Ray Norwood Jr. aka “Ray J” f/s/o 17, INC. and Byron Booker f/s/o LOOKHU, INC.	8-K	10.1	February 14, 2023
10.2	Scan Based Trading Agreement, dated March 5, 2023, by and between GPO Plus, Inc. and BW Gas & Convenience Retail, LLC, d/b/a Yesway and Allsup.	8-K	10.1	March 9, 2023
10.3	Trademark License Agreement, dated December 9, 2022, by and between the Company and Yuengling’s Ice Cream Corporation.	8-K	10.1	December 14, 2022
10.4	Asset Purchase Agreement, dated July 7, 2022, by and between GPO Plus, Inc. and LLC.	8-K	4.1	July 13, 2022
10.5	2023 Equity Incentive Plan	S-8	10.1	March 28, 2023
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Inline XBRL**	Instance Document
Inline XBRL**	Taxonomy Extension Schema Document
Inline XBRL**	Taxonomy Extension Calculation Linkbase Document
Inline XBRL**	Taxonomy Extension Definition Linkbase Document
Inline XBRL**	Taxonomy Extension Label Linkbase Document
Inline XBRL**	Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GPO PLUS, INC.

Dated: September 10, 2025	by:	/s/ Brett H. Pojunis
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

Signature	Title	Dated
/s/ Brett H. Pojunis	Brett H. Pojunis	September 10, 2025
Brett H. Pojunis	President, Chief Executive Officer, Treasurer and Secretary and Director

