Form 10-Q
period 2025-07-31
GPO Plus, Inc.
filed 2025-10-14
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2025

or

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

85,187,922 shares issued and outstanding as of October 4, 2025.

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

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2025	2025
ASSETS
Current Assets:
Cash	$138,135	$336,249
Accounts receivable	53,982	55,012
Prepaid expenses	58,092	3,665
Inventory, net	83,028	83,299
Total Current Assets	333,237	478,225

Finance lease right-of-use assets, net	486,846	206,031
Property and equipment, net	74,316	96,968
Intangible assets, net	-	5,254
TOTAL ASSETS	$894,399	$786,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,415,792	1,511,492
Accrued interest	453,845	504,811
Accrued liabilities - related parties	329,302	338,502
Deposits	11,585	8,213
Convertible note payable, net of debt discount of $0	-	28,000
Promissory note payable, net of debt discount of $116,992 and $104,248, respectively	2,862,303	2,630,844
Finance lease liabilities	152,764	63,027
Stock payable - related parties	21,183	12,395
Stock payable	482,618	937,907
Total Current Liabilities	5,729,392	6,035,191

Finance lease liabilities - non-current	316,236	126,446
Total Liabilities	6,045,628	6,161,637

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 146.5 shares issued and outstanding	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 84,683,256 shares and 76,657,368 shares issued and outstanding issued and outstanding as of July 31, 2025 and April 30, 2025, respectively	8,468	7,666
Additional paid in capital	37,393,246	36,475,275
Accumulated deficit	(44,470,209)	(43,775,366)
Total Stockholders' Deficit	(7,068,383)	(7,292,313)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$894,399	$786,478

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2025	2024

Revenues	$1,302,172	$1,207,741
Cost of revenue	925,874	945,994
Gross Profit	376,298	261,747

Operating Expenses
General and administrative	541,289	465,979
Professional fees (including stock-based compensation of $85,225 and $7,110, respectively)	190,789	190,122
Professional fees - related parties (including stock-based compensation of $8,788 and $7,308, respectively)	8,788	7,308
Management fees and salaries - related parties	59,282	83,540
Total Operating Expenses	800,148	746,949

Loss from operations	(423,850)	(485,202)

Other Expenses
Other expense	(1,499)	-
Interest expense	(269,494)	(101,507)
Total Other Expenses	(270,993)	(101,507)

Net Loss	$(694,843)	$(586,709)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	81,776,257	57,633,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024

(Unaudited)

Three Months Ended July 31, 2025

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	76,657,368	$7,665	$-	$36,475,275	$(43,775,366)	$(7,292,313)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	538,500	54	-	31,008	-	31,062
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	1,859,429	186	-	248,977	-	249,163
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	600,000	60	-	59,940	-	60,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	-	-	2,827,959	283	-	282,516	-	282,799
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	2,200,000	220	-	295,530	-	295,750
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(694,843)	(694,843)
Balance, July 31, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	84,683,256	$8,468	$-	$37,393,246	$(44,470,209)	$(7,068,383)

Three Months Ended July 31, 2024

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$-	$33,971,357	$(39,440,047)	$(5,462,826)
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	42	-	-	-	-	-	(60,000)	420,000	-	360,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(10)	-	-	-	-	-	-	(100,000)	-	(100,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(586,709)	(586,709)
Balance, July 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	137	$-	115,000	$12	57,518,014	$5,752	$(60,000)	$34,291,357	$(40,026,756)	$(5,789,535)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(694,843)	$(586,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	85,225	7,110
Stock based compensation for services - related parties	8,788	7,308
Loss from trade in of automobile	1,499	-
Non-cash interest expense for promissory note conversion	171,355	-
Non-cash interest expense for promissory note inducement	23,150	-
Stock payable for lease expense	7,500	7,500
Stock payable for interest expense for promissory notes	-	32,908
Depreciation of furniture and equipment	9,152	12,723
Depreciation of right-of-use-assets	35,279	12,046
Amortization of intangible assets	5,254	7,129
Amortization of promissory note discount	34,772	26,018
Interest expense on finance lease	5,812	3,931
Changes in operating assets and liabilities:
Accounts receivable	1,030	46,481
Prepaid expenses	(54,427)	(6,455)
Inventory	271	(19,360)
Accounts payable and accrued liabilities	(100,701)	173,555
Accrued interest	32,478	37,702
Accrued liabilities - related parties	(9,200)	63,400
Deposit	3,372	9,925
Net cash used in Operating Activities	(434,234)	(164,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(67,874)
Net cash used in Investing Activities	-	(67,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(25,380)	(14,529)
Proceeds from issuance of promissory notes	261,500	-
Repayment of promissory notes	-	(25,500)
Repayment from return of series C preferred shares	-	(100,000)
Proceeds from issuance of series C preferred shares	-	360,000
Net cash provided by Financing Activities	236,120	219,971

Net change in cash for period	(198,114)	(12,691)
Cash at beginning of period	336,249	69,415
Cash at end of period	$138,135	$56,724

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,350	$550

NON-CASH INVESTING AND FINANCING ACTIVITIES
Subscription receivable from issuance of series C preferred shares	$-	$60,000
Recognition of finance lease right-of-use assets	$316,094	$-
Issuance of common stock for note extension	$249,163	$-
Issuance of common stock for repayment of promissory notes	$60,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2025 AND 2024

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 11.91%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of July 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $44,470,209. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2025, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 11, 2025.

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

As of July 31, 2025 and April 30, 2025, the Company had cash of $138,135 and $336,249, respectively.

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

As of July 31, 2025 and April 30, 2025, the Company had accounts receivable of $53,982 and $55,012, respectively.

As of July 31, 2025, the Company has no customer concentrated over 10% of the accounts receivable.

As of April 30, 2025, the Company has one customer concentrated over 10% of the accounts receivable at 36%.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	July 31,	April 30,
	2025	2025
Security Deposit for office premise	$12,500	$3,500
Prepayment for services to consultants	45,592	165
Total	$58,092	$3,665

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of July 31, 2025 and April 30, 2025, the Company recorded inventory reserve of $6,249 and $6,270 for slow moving or obsolete inventory.

As of July 31, 2025 and April 30, 2025, the Company had finished goods inventory, net of inventory reserve of $83,027 and $83,299, respectively.

	July 31, 2025	April 30, 2025
Nutriumph®	$37,564	$32,412
Distro	7,590	12,574
Loon	33,146	31,926
Vyve	4,415	5,796
Coast	312	591
	$83,027	$83,299

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended July 31, 2025 and 2024, no impairment losses have been identified.

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

During the three months ended July 31, 2025 and 2024, the Company recognized $1,302,172 and $1,207,741 of revenues related to merchandise and product sales, respectively. The Company incurred cost of revenue of $925,874 and $945,994 and generated gross profit of $376,298 and $261,747 during the three months ended July 31, 2025 and 2024, respectively. In regard to the sales that occurred during the three months ended July 31, 2025 and 2024, there are no unfulfilled obligations related to the merchandise and product sales.

During the three months ended July 31, 2025, the Company has two customers who contributed over 10% of total sales at 88% and 11%.

During the three months ended July 31, 2024, the Company has one customer who contributed over 10% of total sales at 97%.

Accounts payable and accrued liabilities.

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of July 31, 2025 and April 30, 2025, accounts payable and accrued liabilities were $1,415,793 and $1,511,492, comprised of trade payable of $1,360,191 and $1,457,727 and payroll liabilities of $55,602 and $53,765, respectively.

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

During the three months ended July 31, 2025 and 2024, the Company recorded $94,013 stock-based compensation expense and $14,418 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Three Months Ended
	July 31,
	2025	2024
Common stock award to consultants	$85,225	$7,110
Common stock award to management and executives - related parties	8,788	7,308
	$94,013	$14,418

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the three months ended July 31, 2025 and 2024, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	July 31,	July 31,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	-	38,000
Warrants	168,000	168,000
Common Stock Payable	1,617,774	2,184,469
	2,785,774	3,390,469

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on July 31, 2025 and April 30, 2025, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of July 31, 2025 and April 30, 2025, convertible shares from the Company’s non-affiliate convertible notes were 0 shares and 28,000 shares, respectively. (Note 8)

As of July 31, 2025 and April 30, 2025, the outstanding warrants issued in connection with these convertible notes were 168,000. (Note 6)

As of July 31, 2025 and April 30, 2025, the Company had stock payable of $503,801 and $620,302 for outstanding 1,617,774 shares and 4,776,756 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Three Months Ended
	July 31,
	2025	2024
Net loss per share, basic diluted	$(0.01)	$(0.01)
Net loss per common shares outstanding:
Founders Class A Common stock	$(6.04)	$(5.10)
Ordinary Common stock	$(0.01)	$(0.01)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	81,661,257	57,518,014
Total weighted average shares outstanding	81,776,257	57,633,014

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $5,254 and $7,129 for the three months ended July 31, 2025 and July 31, 2024, recorded as general and administrative expenses. Through July 31, 2025, the intangible assets were fully amortized. As of July 31, 2025 and April 30, 2025, the intangible assets were $0 and $5,254, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of July 31, 2025 and April 30, 2025, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$72,504	$9,215	$59,503	$141,222
Additions	-	-	67,874	67,874
Disposal	-	-	(31,503)	(31,503)
April 30, 2025	$72,504	$9,215	$95,874	$177,593
Disposal	-	-	(16,874)	(16,874)
July 31, 2025	$72,504	$9,215	$79,000	$160,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$28,490	$5,760	$4,563	$38,813
Additions	20,809	3,455	23,901	48,165
Disposal	-	-	(6,353)	(6,353)
April 30, 2025	$49,299	$9,215	$22,111	$80,625
Additions	5,203	-	3,950	9,153
Disposal	-	-	(3,375)	(3,375)
July 31, 2025	$54,502	$9,215	$22,686	$86,403

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2025	$23,205	$0	$73,763	$96,968
July 31, 2025	$18,002	$0	$56,314	$74,316

During the three months ended July 31, 2024, the Company acquired four automobiles of $67,874.

During the three months ended July 31, 2025, the Company traded in an automobile at net amount of $10,521 as trade-in credit valued $12,000 as initial downpayment for two leased vehicles. (Note 10)

As of July 31, 2025 and April 30, 2025, Property and Equipment were $74,316 and $96,968, respectively. Depreciation expenses of $9,152 and $12,723 were incurred during the three months ended July 31, 2025 and 2024, respectively.

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

Ordinary Common Stock

Three months ended July 31, 2025

During the three months ended July 31, 2025, the Company issued 538,500 shares of common stock as loan inducements for promissory notes.

During the three months ended July 31, 2025, the Company issued 1,859,429 shares of common stock for term extension of three promissory notes.

During the three months ended July 31, 2025, the Company issued 600,000 shares of common stock for the repayment of principal amount of $60,000.

During the three months ended July 31, 2025, the Company issued 12,827,959 shares of common stock for the conversion of convertible notes for principal amount of $28,000 and accrued interest of $83,444.

During the three months ended July 31, 2025, the Company issued 2,200,000 shares of common stock to non-affiliated consultants at $295,750 for services.

Three months ended July 31, 2024

During the three months ended July 31, 2024, the Company did not issue any common stock.

As of July 31, 2025 and April 30, 2025, the issued and outstanding common stock was 84,683,256 shares and 76,657,368 shares, respectively.

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

As of July 31, 2025 and April 30, 2025, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of July 31, 2025 and April 30, 2025, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of July 31, 2025 and April 30, 2025, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

During the three months ended July 31, 2025, the Company did not issued any series C preferred C stock.

During the three months ended July 31,  2024, the Company issued  42 shares of series C preferred stock for cash proceeds of $420,000, respectively.

During the three months ended July 31, 2024, the Company refunded $100,000 to an investor for the return of 10 shares of series C preferred stock originally issued in March 2024.

As of July 31, 2025 and April 30, 2025, the issued and outstanding shares of series C preferred stock were 148.5 shares.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at the exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended July 31, 2025 and year ended April 30, 2025:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2024	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2025	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of July 31, 2025	168,000	$1.25

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

The following table summarizes information relating to outstanding and exercisable warrants as of July 31, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	-	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants on July 31, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of July 31, 2025, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.0953 on July 31, 2025.

Stock Payable

As of July 31, 2025 and April 30, 2025, the Company had stock payable of $503,801 and $950,302 for outstanding 330 shares and 330 shares of Preferred C shares at $330,000 and $330,000, outstanding 1,617,774 and 4,776,756 common shares, comprised of stock payable of $21,183 and $12,395 for outstanding 185,000 and 92,500 common shares to related parties and stock payable of $152,618 and $917,907 for outstanding 1,432,774 and 4,684,256 common shares to non-affiliates, respectively. As of October 31, 2025, and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets.

During the three months ended July 31, 2025 and 2024, the Company recorded stock payable of $8,788 and $7,308 for outstanding 92,500 and 92,500 common shares to executives and senior management. (Note 7)

During the three months ended July 31, 2025 and 2024, the Company recorded stock payable of $57,475 and $7,110 for outstanding 605,000 and 90,000 common shares to employees.

During the three months ended July 31, 2025 and 2024, the Company recorded stock payable of $7,500 and $7,500 for outstanding 78,947 and 94,936 stock for office rent.

During the three months ended July 31, 2024, the Company recorded stock payable of $32,908 for outstanding  216,000 common shares for interest expense of two promissory notes.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the three months ended July 31, 2025 and 2024, and shareholding and salary payable as of July 31, 2025 and April 30, 2025, are summarized as below:

	Three Months Ended July 31, 2025
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$59,282	$-	$5,938
Advisor - Affiliate	-	15,000	-
President - Distro Plus	-	-	-
Operational Manager	-	-	-
VP - Distro Plus	-	-	2,850
Director	-	-	-
	$59,282	$15,000	$8,788

	Three Months Ended July 31, 2024
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$39,557	$-	$4,938
Advisor - Affiliate	-	15,000	-
President - Distro Plus	-	-	-
Operational Manager	-	-	-
VP - Distro Plus	28,983	-	2,370
Director	-	-	-
	$68,540	$15,000	$7,308

	As of July 31, 2025
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable	Stock Payable
CEO and CFO	10,100,000	500,000	-	$11,400	$14,313
Advisor - Affiliate	6,553,000	500,000	175,000	285,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	1,538	6,870
Director	1,893,750	-	-	-	-
	22,016,208	1,000,000	175,000	$302,938	$21,183

	As of April 30, 2025
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable	Stock Payable
CEO and CFO	10,100,000	500,000	-	$13,800	$8,375
Advisor - Affiliate	6,553,000	500,000	175,000	270,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	8,843	4,020
Director	1,893,750	-	-	-	-
	22,016,208	1,000,000	175,000	$297,643	$12,395

CEO and CFO

During the three months ended July 31, 2024, the Company awarded 62,500 shares of common stock to the CEO and CFO valued at $4,938 recorded as stock payable as of July 31, 2024.

During the three months ended July 31, 2025 and 2024, the Company recorded stock payable of $5,938 and $0, respectively.

During the three months ended July 31, 2025 and 2024, the Company incurred management salary expenses of $59,282 and $39,557 to the CEO and CFO, respectively. As of July 31, 2025 and April 30, 2025, salary payable was $11,400 and $13,800, respectively.

Advisor – Affiliate

During the three months ended July 31, 2025 and 2024, the Company incurred consulting fees of $15,000 and $15,000 to the affiliated advisor, respectively. As of July 31, 2025 and April 30, 2025, the total amount due to the affiliated advisor was $285,000 and $270,000, respectively.

VP – Distro Plus

During the three months ended July 31, 2024, the Company awarded 30,000 shares of common stock to the Vice President of Distro Plus Division valued at $2,370.

During the three months ended July 31, 2024, the Company incurred management salary of $28,983 and to the Vice President.

During the three months ended July 31, 2025 and 2024, the Company recorded stock payable of $2,850 and $0, respectively.

As of July 31, 2025 and April 30, 2025, the salary payable was $6,870 and $4,020, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on July 31, 2025 and April 30, 2025, consists of the following:

	July 31, 2025	April 30, 2025
Dated June 16, 2021	$-	$20,000
Dated September 8, 2021	-	18,000
Total convertible note payable	$-	$38,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded a total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2024, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2025, the Company issued 1,000,000 shares of common stock for the conversion of convertible note principal of $10,000 at a fixed conversion rate of $0.15 per share. As of April 30, 2025, the debt discount was fully amortized. As of April 30, 2025, the convertible note principal balance was $10,000.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023 and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. During the year ended April 30, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000 at a fixed conversion rate of $0.10 per share. During the year ended April 30, 2025, the Company issued 1,000,000 shares of common stock for the conversion of convertible note principal of $10,000 at a fixed conversion rate of $0.15 per share. As of April 30, 2025, the debt discount was fully amortized. As of April 30, 2025, the convertible note principal balance was $10,000.

During the three months ended July 31, 2025, the Company issued 12,827,959 shares of common stock for the conversion of convertible notes for total principal amount of $28,000 and accrued interest of $83,444.

During the three months ended July 31, 2025 and 2024, the Company recorded interest expenses of $0 and $863, respectively. As of July 31, 2025 and April 30, 2025, the accrued interest payable was $0 and $83,442, respectively.

As of July 31, 2025 and April 30, 2025, the convertible note payable was $0 and $28,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on July 31, 2025 and April 30, 2025, consists of the following:

	July 31, 2025	April 30, 2025
August 2022	$112,500	$112,500
September 2022	110,000	110,000
October 2022	169,350	229,350
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	55,000	55,000
March 2023	55,000	55,000
May 2023	74,800	74,800
June 2023	187,000	187,000
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	130,000	130,000
January 2024	150,000	150,000
February 2024	120,000	120,000
September 2024	110,000	110,000
October 2024	159,500	159,500
January 2025	82,500	82,500
February 2025	33,440	33,440
March 2025	121,000	121,000
April 2025	324,500	324,500
July 2025	304,205	-
Total promissory notes payable, gross	2,979,295	2,735,090
Less: Unamortized debt discount	(116,992)	(104,246)
Total promissory notes	$2,862,303	$2,630,844

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 1 year

•	Annual interest rate of 10% with default interest rate at 18%

•

Convertible at 75% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the three months ended July 31, 2025 and 2024, the Company issued promissory notes for aggregate principal amount of $304,205 and $0 for proceeds of $261,500 and $0, respectively. The notes are convertible at 75% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The notes have maturity term of 1 year and accrue interest at 10%.(The April 30, 2025 Form 10-K Subsequent Event Footnote inadvertently incorrectly disclosed the note conversion rate at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined)

During the three months ended July 31, 2025 and 2024, the Company made repayment on principal balance of promissory notes of $0 and $25,500, respectively.

During the three months ended July 31, 2025 and 2024, the Company issued 600,000 shares and 0 share of common stock for the repayment of $60,000 and $0 of a promissory note, respectively.

During the three months ended July 31, 2025 and 2024, the note discount amortization was $34,772 and $26,018, respectively.

During the three months ended July 31, 2025 and 2024, the Company recorded interest expenses of $33,828 and $37,389, respectively. During the three months ended July 31, 2025 and 2024, the Company made repayment on note interest of $1,350 and $550, respectively. As of July 31, 2025 and April 30, 2025, the accrued interest payable was $453,846 and $421,368, respectively.

NOTE 10 – LEASES

In March 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are four years with APR ranging from 10.96% to 18%. The Company made downpayment of $5,000 on two vehicles and $6,500 on one vehicle.

During the year ended April 30, 2024, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The terms of these leases are six years with APR ranging from 13.44% to 15.81%. The Company made a down payment of $5,000 on the two vehicles.

During the three months ended July 31, 2025, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The terms of these leases ranging from three to six years with APR ranging from 7.03% to 9.49%. The Company made a down payment of $5,000 on one of these vehicles and traded in a Company owned automobile as trade-in credit valued at $12,000 for another two of these vehicles.

On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub to a new location at 6707 Yonkers Ave Lubbock, Texas. The lease commenced on May 22, 2025 and ended on August 22, 2028 at a cost of $4,500 per month with lease payment begins on August 22, 2025. (Note 11)

As of July 31, 2025 and April 30, 2025, the finance lease obligations included in current liabilities were $152,764 and $63,027 and finance lease obligations included in non-current liabilities were $316,236 and $126,446, respectively. During the three months ended July 31, 2025 and 2024, repayment on finance lease was $25,380 and $14,529, respectively. During the three months ended July 31, 2025 and 2024, interest expense was $5,812and $3,931 and depreciation on the right-of-used assets was $35,279 and $12,046, respectively.

As of July 31, 2025 and April 30, 2025, the Company had the following lease obligations:

	Discount		July 31,	April 30,
	Rate	Maturity	2025	2025
Current	2.27% - 10.51%	March 2027 - July 2029	$152,764	$63,027
Non-current	2.27% - 10.51%	March 2027 - July 2029	316,236	126,446
			$468,999	$189,473

Balance - April 30, 2024	$189,896
Lease liability additions	49,192
Repayment of Lease liability	(66,097)
Imputed interest	16,482
Balance - April 30, 2025	$189,472
Lease liability additions	299,095
Repayment of Lease liability	(25,380)
Imputed interest	5,811
Balance - July 31, 2025	$468,999

The following table summarizes the maturity of our lease liabilities as of July 31 2025:

As of July 31, 2025, the Company has right-of-use assets as follows:

Year Ended April 30,
2026 (excluding three months ended July 31, 2025)	$132,914
2027	174,347
2028	134,782
Thereafter	74,395
Total lease payments	516,437
Less: imputed interest	(47,438)
Lease liabilities	$468,999

Balance - April 30, 2024	$209,317
Additions	52,593
Depreciation	(55,879)
Balance - April 30, 2025	$206,031
Additions	316,094
Depreciation	(35,279)
Balance - July 31, 2025	$486,846

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

The lease is exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

The Company also operated a Regional Distribution Hub. This office was originally located at 512 East 42nd Street Lubbock, Texas 79404. On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub to another location at 6707 Yonkers Ave Lubbock, Texas. This office is approximately 4,096 square feet and is currently leased for a term ending August 22, 2028 at a cost of $4,500 per month. (Note 10)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to July 31, 2025 and through the date that these financials were issued, the Company had the following subsequent events:

On August 26, 2025, the Company issued 185,000 shares of common stock to a consultant for service rendered.

On September 22, 2025, the Company issued 204,666 shares of common stock for repayment of a promissory note.

On August 15, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $110,000 Promissory Note for a purchase price of $110,000. The note matures August 15, 2026, and accrues interest at 10%.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended July 31, 2025 and 2024 which are included herein.

Three Months Ended July 31, 2025 Compared to the Three Months July 31, 2024

	Three Months Ended
	July 31,
	2025	2024	Changes	%

Revenues	$1,302,172	$1,207,741	$94,431	8%
Cost of revenue	(925,874)	(945,994)	20,120	-2%
Gross Profit	376,298	261,747	114,551	44%
Operating Expenses	(800,148)	(746,949)	(53,199)	7%
Loss from Operations	(423,850)	(485,202)	61,352	-13%
Other Income (Expenses)	(270,993)	(101,507)	(169,486)	167%
Net Loss	$(694,843)	$(586,709)	$(108,134)	18%

Revenues

We had revenues of $1,302,172 from operations during the three months July31, 2025, as compared to $1,207,741 of revenues during the three months ended July 31, 2024. The increase in revenue is attributed to an increase in the availability of inventory during the three months ended July31, 2025.

Net Loss

Our unaudited financial statements report a net loss of $694,843 for the three months ended July 31, 2025 compared to a net loss of $586,709 for the three months ended July 31, 2024. The increase in net loss was due to an increase in in operating expenses and other expenses.

Expenses

Our operating expenses for the three months ended July 31, 2025 were $800,148 compared to $746,949 for the three months ended July 31, 2024. Operating expenses for the three months ended July 31, 2025 consisted of $541,289 in general and administrative, $190,789 in professional fees, $8,788 in professional fees – related parties and $59,282 in management fees and salaries – related parties. Operating expenses for the three months ended July 31, 2024, consisted of $465,979 in general and administrative, $190,122 in professional fees, $7,308 in professional fees – related parties and $83,540 in management fees and salaries – related parties. The increase in operating expenses during the three months ended July 31, 2025 was mainly due to the increase in automobile expense and  salaries and wages.

Our other expenses for the three months ended July 31, 2025 were $270,993 compared to $101,507 for the three months ended July 31, 2024. During the three months ended July 31, 2025 and 2024, the Company incurred interest expenses from loans of $228,812 and $70,297, interest expense from finance leases of $5,960 and $3,932, debt discount amortization of $34,772 and $26,018 and gain from trade in of automobile of $1,499, respectively.

Liquidity and Financial Condition

Working Capital

	July 31,	April 30,
	2025	2025

Current Assets	$333,237	$478,225
Current Liabilities	$5,729,392	$6,035,191
Working Capital (Deficiency)	$(5,396,155)	$(5,556,966)

Our total current assets as of July 31, 2025 were $333,237 as compared to total current assets of $478,225 as of April 30, 2025, due to the decrease in cash, accounts receivable and inventory. Our total current liabilities as of July 31, 2025 were $5,729,392 as compared to total current liabilities of $6,035,191 as of April 30, 2025, due primarily to the decrease in stock payable, accounts payable and accrued liabilities, accrued interest and convertible notes.

Our working capital deficit on July 31, 2025 was $5,396,155 as compared to working capital deficit of $5,556,966 as of April 30, 2025 due to the factors noted above.

Cash Flows

	Three Months Ended
	July 31,
	2025	2024

Cash Flows used in Operating Activities	$(434,234)	$(164,788)
Cash Flows used in Investing Activities	-	(67,874)
Cash Flows provided by Financing Activities	236,120	219,971
Net increase in cash during period	$(198,114)	$(12,691)

Operating Activities

Net cash used in operating activities was $434,234 for the three months ended July 31, 2025 compared with $164,788 net cash used in operating activities during the same period in 2024.

During the three months ended July 31, 2025, net cash used in operating activities was attributed to net loss of $694,843 decreased by stock-based compensation of $94,013, loss from trade in of automobile, non-cash interest expense for promissory note conversion of $171,355, non-cash interest expense for promissory note inducement of $23,150, stock payable for lease expense of $7,500, depreciation of furniture and equipment of $9,152, depreciation of right-of-use-assets of $35,279, amortization of intangible assets of $5,254, amortization of promissory note discount of $34,772, interest expense of finance assets of $5,812  and a net change on operating assets and liabilities of $127,178.

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

Investing Activities

During the three months ended July 31, 2025, the Company had no investing activities.

During the three months ended July 31, 2024, the Company used $67,874 in investing activities for the acquisition of four vehicles.

Financing Activities

During the three months ended July 31, 2025, net cash from financing activities was $236,120 compared to $219,971 during the same period in 2024.

Cash flows from financing activities during the three months ended July 31, 2025 were derived from proceeds from issuance of promissory notes totaling of $261,500 offset by repayment for finance leases of $25,380.

Cash flows from financing activities during the three months ended July 31, 2024 were from repayment for finance leases $14,529, repayment of promissory notes $25,500, repayment from return of series C preferred shares $100,000 and proceeds from issuance of series C preferred shares totalling $360,000.

Going Concern

As of July 31, 2025, we had cash on hand of $138,135. We generated revenues of $1,302,172 and gross profit of $376,298 during the three months ended July 31, 2025, but incurred net loss of $694,843 during the period and a cumulative net loss of $44,470,209 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 22, 2025, the Company issued 204,666 shares of common stock for repayment of a promissory note.

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

GPO PLUS, INC.

Date: October 14, 2025	By:	/s/ Brett H. Pojunis
Brett H. Pojunis
President Chief Executive Officer and
Chief Financial Officer, Treasurer,
Secretary, and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

