Form 10-Q
period 2025-10-31
GPO Plus, Inc.
filed 2025-12-08
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2025

or

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

_____________________________________________________________

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

86,192,082 common shares issued and outstanding as of December 05, 2025.

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on September 11, 2025 (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2025	2025
ASSETS
Current Assets:
Cash	$37,901	$336,249
Accounts receivable	101,983	55,012
Prepaid expenses	38,137	3,665
Inventory, net	87,542	83,299
Total Current Assets	265,563	478,225

Finance lease right-of-use assets, net	447,648	206,031
Property and equipment, net	65,259	96,968
Intangible assets, net	-	5,254
TOTAL ASSETS	$778,470	$786,478

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,480,946	1,511,492
Accrued interest	499,966	504,811
Accrued liabilities - related parties	325,941	338,502
Deposits	11,615	8,213
Convertible note payable, net of debt discount of $0	-	28,000
Promissory note payable, net of debt discount of $116,887 and $104,248, respectively	3,121,703	2,630,844
Finance lease liabilities	155,258	63,027
Stock payable - related parties	26,433	12,395
Stock payable	515,720	937,907
Total Current Liabilities	6,137,582	6,035,191

Finance lease liabilities - non-current	292,701	126,446
Total Liabilities	6,430,283	6,161,637

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders’ Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 146.5 shares issued and outstanding	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 85,844,272 shares and 76,657,368 shares issued and outstanding issued and outstanding as of October 31, 2025 and April 30, 2025, respectively	8,585	7,666
Additional paid in capital	37,473,252	36,475,275
Accumulated deficit	(45,050,916)	(43,775,366)
Total Stockholders’ Deficit	(7,568,967)	(7,292,313)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$778,470	$786,478

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024

Revenues	$1,569,108	$1,189,151	$2,871,280	$2,396,892
Cost of revenue	1,197,965	963,675	2,123,839	1,909,669
Gross Profit	371,143	225,476	747,441	487,223

Operating Expense
General and administrative	622,196	435,328	1,163,485	901,307
Professional fees (including stock-based compensation of $136,766 and $23,450, respectively)	183,996	192,451	374,785	382,573
Professional fees - related parties (including stock-based compensation of $14,038 and $13,043, respectively)	5,250	5,735	14,038	13,043
Management fees and salaries - related parties	54,403	93,110	113,685	176,650
Total Operating Expense	865,845	726,624	1,665,993	1,473,573

Loss from operations	(494,702)	(501,148)	(918,552)	(986,350)

Other Income (Expense)
Other income (expense)	2	-	(1,497)	-
Interest expense	(86,007)	(84,146)	(355,501)	(185,653)
Total Other Expense	(86,005)	(84,146)	(356,998)	(185,653)

Net Loss	$(580,707)	$(585,294)	$(1,275,550)	$(1,172,003)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	84,871,572	57,684,644	83,304,893	57,658,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

Six Months Ended October 31, 2025

					Stockholders’ Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	76,657,368	$7,665	$-	$36,475,275	$(43,775,366)	$(7,292,313)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	538,500	54	-	31,008	-	31,062
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	1,859,429	186	-	248,977	-	249,163
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	600,000	60	-	59,940	-	60,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	-	-	2,827,959	283	-	282,516	-	282,799
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	2,200,000	220	-	295,530	-	295,750
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(694,843)	(694,843)
Balance, July 31, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	84,683,256	$8,468	$-	$37,393,246	$(44,470,209)	$(7,068,383)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	806,250	81	-	63,867	-	63,948
Cancellation of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	(250,000)	(25)	-	(23,125)	-	(23,150)
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	419,766	42	-	29,958	-	30,000
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	185,000	19	-	9,306	-	9,325
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(580,707)	(580,707)
Balance, October 31, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	85,844,272	$8,585	$-	$37,473,252	$(45,050,916)	$(7,568,967)

Six Months Ended October 31, 2024

	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$-	$33,971,357	$(39,440,047)	$(5,462,826)
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	42	-	-	-	-	-	(60,000)	420,000	-	360,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(10)	-	-	-	-	-	-	(100,000)	-	(100,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(586,709)	(586,709)
Balance, July 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	137	$-	115,000	$12	57,518,014	$5,752	$(60,000)	$34,291,357	$(40,026,756)	$(5,789,535)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	125,000	13	-	1,075	-	1,088
Subscription Receivable	-	-	-	-	-	-	-	-	-	-	-	-	60,000	-	-	60,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(5)	-	-	-	-	-	-	(50,000)	-	(50,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(585,294)	(585,294)
Balance, October 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	132	$-	115,000	$12	57,643,014	$5,765	$-	$34,242,432	$(40,612,050)	$(6,363,741)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,275,550)	$(1,172,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation for services	136,766	23,540
Stock-based compensation for services - related parties	14,038	13,043
Loss from trade in of automobile	1,499	-
Non-cash interest expense for convertible note conversion	171,355	-
Non-cash interest expense for promissory note inducement	36,053	-
Reversal of non-cash interest expense for promissory note extension	(13,400)	-
Stock payable for lease expense	15,000	15,000
Stock payable for interest expense for promissory notes	-	32,908
Depreciation of furniture and equipment	18,208	25,446
Depreciation of right-of-use-assets	74,478	24,325
Amortization of intangible assets	5,254	14,259
Amortization of promissory note discount	79,350	40,464
Interest expense on finance lease	13,754	7,630
Changes in operating assets and liabilities:
Accounts receivable	(46,971)	14,986
Prepaid expenses	(34,472)	(2,412)
Inventory	(4,243)	244,993
Accounts payable and accrued liabilities	(35,545)	(49,395)
Accrued interest	78,599	102,024
Accrued liabilities - related parties	(12,561)	86,911
Deposit	3,402	167,662
Net cash used in Operating Activities	(774,986)	(410,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(67,874)
Net cash used in Investing Activities	-	(67,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(54,362)	(29,059)
Proceeds from issuance of promissory notes	575,000	245,000
Repayment of promissory notes	(44,000)	(60,500)
Repayment from return of series C preferred shares	-	(150,000)
Proceeds from issuance of series C preferred shares	-	420,000
Net cash provided by Financing Activities	476,638	425,441

Net change in cash for period	(298,348)	(53,052)
Cash at beginning of period	336,249	69,415
Cash at end of period	$37,901	$16,363

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$7,100	$550

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$316,094	$-
Stock payable for note inducement	$-	$9,121
Issuance of common stock for note inducement	$-	$1,088
Issuance of common stock for note extension	$249,163	$-
Issuance of common stock for repayment of promissory notes	$90,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 11.75%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of October 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $45,050,916. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2025, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 11, 2025.

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

As of October 31, 2025 and April 30, 2025, the Company had cash of $37,901 and $336,249, respectively.

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

As of October 31, 2025 and April 30, 2025, the Company had accounts receivable of $101,983 and $55,012, respectively.

As of October 31, 2025 and April 30, 2025, the Company has one customer concentrated over 10% of the accounts receivable at 65% and 36%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and warehouse and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	October 31,	April 30,
	2025	2025
Security Deposit for office and warehouse	$12,500	$3,500
Prepayment for services to consultants	25,637	165
Total	$38,137	$3,665

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of October 31, 2025 and April 30, 2025, the Company recorded inventory reserve of $6,589 and $6,270 for slow moving or obsolete inventory.

As of October 31, 2025 and April 30, 2025, the Company had finished goods inventory, net of inventory reserve of $87,541 and $83,299, respectively.

	October 31, 2025	April 30, 2025
Nutriumph®	$4,996	$32,412
Distro	44,350	12,574
Loon	28,961	31,926
Vyve	9,235	5,796
Coast	-	591
	$87,541	$83,299

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended October 31, 2025 and 2024, no impairment losses have been identified.

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

During the six months ended October 31, 2025 and 2024, the Company recognized $2,871,280 and $2,396,892 of revenues related to merchandise and product sales, respectively. The Company incurred cost of revenue of $2,123,839 and $1,909,669 and generated gross profit of $747,441 and $487,223 during the six months ended October 31, 2025 and 2024, respectively. In regard to the sales that occurred during the six months ended October 31, 2025 and 2024, there are no unfulfilled obligations related to the merchandise and product sales.

During the six months ended October 31, 2025 and 2024, the Company has one customers who contributed over 10% of total sales at 82% and 94%, respectively.

Accounts payable and accrued liabilities.

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of October 31, 2025 and April 30, 2025, accounts payable and accrued liabilities were $1,480,946 and $1,511,492, comprised of trade payable of $1,457,090 and $1,457,727 and payroll liabilities of $23,856 and $53,765, respectively.

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

During the six months ended October 31, 2025 and 2024, the Company recorded $150,804 stock-based compensation expense and $36,583 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Six Months Ended
	October 31,
	2025	2024
Common stock award to consultants	$136,766	$23,540
Common stock award to management and executives - related parties	14,038	13,043
	$150,804	$36,583

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the six months ended October31, 2025 and 2024, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	October 31,	October 31,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	-	38,000
Warrants	168,000	168,000
Common Stock Payable	2,109,641	3,150,617
	3,277,641	4,356,617

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on October 31, 2025 and April 30, 2025, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of October 31, 2025 and April 30, 2025, convertible shares from the Company’s non-affiliate convertible notes were 0 shares and 28,000 shares, respectively. (Note 8)

As of October 31, 2025 and April 30, 2025, the outstanding warrants issued in connection with these convertible notes were 168,000. (Note 6)

As of October 31, 2025 and April 30, 2025, the Company had stock payable of $542,153 and $620,302 for outstanding 2,109,641 shares and 4,776,756 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Six Months Ended
	October 31,
	2025	2024
Net loss per share, basic diluted	$(0.02)	$(0.02)
Net loss per common shares outstanding:
Founders Class A Common stock	$(11.09)	$(10.19)
Ordinary Common stock	$(0.02)	$(0.02)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	83,189,893	57,543,829
Total weighted average shares outstanding	83,304,893	57,658,829

Recent Accounting Pronouncements

We have evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The adoption of ASU 2025-05 has not had a material effect on the Company’s statements and disclosures.

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $5,254 and $14,259 for the six months ended October 31, 2025 and October 31, 2024, recorded as general and administrative expenses. Through October31, 2025, the intangible assets were fully amortized. As of October 31, 2025 and April 30, 2025, the intangible assets were $0 and $5,254, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of October 31, 2025 and April 30, 2025, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$72,504	$9,215	$59,503	$141,222
Additions	-	-	67,874	67,874
Disposal	-	-	(31,503)	(31,503)
April 30, 2025	$72,504	$9,215	$95,874	$177,593
Disposal	-	-	(16,874)	(16,874)
October 31, 2025	$72,504	$9,215	$79,000	$160,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$28,490	$5,760	$4,563	$38,813
Additions	20,809	3,455	23,901	48,165
Disposal	-	-	(6,353)	(6,353)
April 30, 2025	$49,299	$9,215	$22,111	$80,625
Additions	10,310	-	7,900	18,210
Disposal	-	-	(3,375)	(3,375)
October 31, 2025	$59,609	$9,215	$26,636	$95,460

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2025	$23,205	$-	$73,763	$96,968
October 31, 2025	$12,895	$-	$52,364	$65,259

During the six months ended October 31, 2024, the Company acquired four automobiles of $67,874.

During the six months ended October 31, 2025, the Company traded in an automobile at net amount of $10,521 as trade-in credit valued $12,000 as initial downpayment for two leased vehicles. (Note 10)

As of October 31, 2025 and April 30, 2025, Property and Equipment were $65,259 and $96,968, respectively. Depreciation expenses of $18,208 and $25,446 were incurred during the six months ended October 31, 2025 and 2024, respectively.

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

Ordinary Common Stock

Six months ended October 31, 2025

During the six months ended October 31, 2025, the Company issued 1,094,750 shares of common stock as loan inducements for promissory notes.

During the six months ended October 31, 2025, the Company issued 1,859,429 shares of common stock for term extension of three promissory notes.

During the six months ended October 31, 2025, the Company issued 1,019,766 of common stock for the repayment of aggregate principal amount of promissory notes at $90,000.

During the six months ended October 31, 2025, the Company issued 2,827,959 shares of common stock for the conversion of convertible notes for principal amount of $28,000 and accrued interest of $83,444.

During the six months ended October 31, 2025, the Company issued 2,385,000 shares of common stock to non-affiliated consultants at $305,075 for services.

Six months ended October 31, 2024

During the six months ended October 31, 2024, the Company issued 125,000 shares of common stock as loan inducements for promissory notes of $55,000 issued on the same date.

As of October 31, 2025 and April 30, 2025, the issued and outstanding common stock was 85,844,272 shares and 76,657,368 shares, respectively.

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

As of October 31, 2025 and April 30, 2025, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of October 31, 2025 and April 30, 2025, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of October 31, 2025 and April 30, 2025, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

During the six months ended October 31, 2025 the Company did not issued any series C preferred C stock.

During the six months ended October 31, 2024, the Company issued  42 shares of series C preferred stock for cash proceeds of $420,000.

During the six months ended October 31, 2024, the Company refunded $150,000 to investors for the return of 15 shares of series C preferred stock originally issued from March to June 2024.

As of October 31, 2025 and April 30, 2025, the issued and outstanding shares of series C preferred stock were 148.5 shares.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at the exercise price of $1.25 per share. (Note 8)

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended October 31, 2025 and year ended April 30, 2025:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2024	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of April 30, 2025	168,000	$1.25
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of October 31, 2025	168,000	$1.25

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

The following table summarizes information relating to outstanding and exercisable warrants as of October 31, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
168,000	-	$1.25	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants on October 31, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of October 31, 2025, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.0839 on October 31, 2025.

Stock Payable

As of October 31, 2025 and April 30, 2025, the Company had stock payable of $542,153 and $950,302 for outstanding 330 shares and 330 shares of Preferred C shares at $330,000 and $330,000, outstanding 2,109,641 and 4,776,756 common shares, comprised of stock payable of $26,433 and $12,395 for outstanding 247,500 and 92,500 common shares to related parties and stock payable of $515,720 and $917,907 for outstanding 1,862,141 and 4,684,256 common shares to non-affiliates, respectively. As of October 31, 2025, and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets.

During the six months ended October 31, 2025 and 2024, the Company recorded stock payable of $14,038 and $13,043 for outstanding 155,000 and 185,000 common shares to executives and senior management, respectively (Note 7)

During the six months ended October 31, 2025 and 2024, the Company recorded stock payable of $99,692 and $23,540 for outstanding 1,107,581 and 355,000 common shares to employees, respectively.

During the six months ended October 31, 2025 and 2024, the Company recorded stock payable of $15,000 and $15,000 for outstanding 168,233 and 215,904 stock for office rent, respectively.

During the six months ended October 31, 2025 and 2024, the Company recorded stock payable of $835 and $9,121 for outstanding 62,500 and 487,500 common shares for loan inducement of a promissory note.

During the six months ended October 31, 2024, the Company recorded stock payable of $32,908 for outstanding 216,000 common shares for interest expense of two promissory notes.

During the six months ended October 31, 2024, the Company recorded stock payable of $32,908 for interest and fees on a promissory note upon issuance of the notes.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the six months ended October 31, 2025 and 2024, and shareholding and salary payable as of October 31, 2025 and April 30, 2025, are summarized as below:

	Six Months Ended October 31, 2025
Title	Wages Expense	Management/ Consulting Fees	Stock Compensation
CEO and CFO	$83,685	$-	$11,188
Advisor - Affiliate	-	30,000	-
President - Distro Plus	-	-	-
Operational Manager	-	-	-
VP - Distro Plus	-	-	2,850
Director	-	-	-
	$83,685	$30,000	$14,038

	Six Months Ended October 31, 2024
Title	Wages Expense	Management/ Consulting Fees	Stock Compensation
CEO and CFO	$76,751	$-	$8,813
Advisor - Affiliate	-	30,000	-
President - Distro Plus	-	-	-
Operational Manager	-	-	-
VP - Distro Plus	69,899	-	4,230
Director	-	-	-
	$146,650	$30,000	$13,043

	As of October 31, 2025
Title	Common Stock (Shares)	Convertible Series A Preferred (Shares)	Series A non-voting redeemable preferred (Shares)	Salary/ Consulting Fees Payable	Stock Payable
CEO and CFO	10,100,000	500,000	-	$25,941	$19,563
Advisor - Affiliate	6,553,000	500,000	175,000	300,000	-
President - Distro Plus	699,806	-	-	-	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	-	6,870
Director	1,893,750	-	-	-	-
	22,016,208	1,000,000	175,000	$325,941	$26,433

	As of April 30, 2025
Title	Common Stock (Shares)	Convertible Series A Preferred (Shares)	Series A non-voting redeemable preferred (Shares)	Salary/ Consulting Fees Payable	Stock Payable
CEO and CFO	10,100,000	500,000	-	$13,800	$8,375
Advisor - Affiliate	6,553,000	500,000	175,000	270,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	8,843	4,020
Director	1,893,750	-	-	-	-
	22,016,208	1,000,000	175,000	$297,643	$12,395

CEO and CFO

 During the six months ended October 31, 2025 and 2024, the Company recorded stock payable for 125,000 and 125,000 common shares issuable to the CEO and CFO valued at $11,188 and $8,813, respectively. As of October 31, 2025 and April 30, 2025, the stock payable was $19,563 and $8,375, respectively.

During the six months ended October 31, 2025 and 2024, the Company incurred management salary expenses of $83,685 and $76,751 to the CEO and CFO, respectively. As of October 31, 2025 and April 30, 2025, salary payable was $25,941 and $13,800, respectively.

Advisor – Affiliate

During the six months ended October 31, 2025 and 2024, the Company incurred consulting fees of $30,000 and $30,000 to the affiliated advisor, respectively. As of October 31, 2025 and April 30, 2025, the total amount due to the affiliated advisor was $300,000 and $270,000, respectively.

VP – Distro Plus

During the six months ended October 31, 2025 and 2024, the Company recorded stock payable for 30,000 and 60,000 common shares issuable to Vice President of Distro Plus Division valued at $2,850 and $4,230, respectively. As of October 31, 2025 and April 30, 2025, the stock payable was $6,870 and $4,020, respectively.

During the six months ended October 31, 2024, the Company incurred management salary of $69,899 and to the Vice President. As of October 31, 2025 and April 30, 2025, salary payable was $0 and $8,843, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on October 31, 2025 and April 30, 2025, consists of the following:

	October 31, 2025	April 30, 2025
Dated June 16, 2021	$-	$20,000
Dated September 8, 2021	-	18,000
Total convertible note payable	$-	$38,000

On June 16, 2021, the Company issued a $280,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $250,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of March 16, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 280,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On June 16, 2021, the Company recorded a total debt discount of $196,667 comprising original issue discount of $30,000 and discount from warrants of $166,667. During the year ended April 30, 2022, the Company recorded amortization of debt discount of $194,930 reporting under interest expense in the statements of operations. On January 31, 2022, the Company issued 15,000 shares of common stock for the conversion of convertible note principal of $15,000 at a fixed conversion rate of $1 per share. On April 28, 2022, an agreement was reached for the extension of the expiry date to October 16, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. On May 5, 2022, the Company reduced the warrants exercise price of the attached warrants from $1.25 per share to $0.15 per share. The Company assessed the note and warrant amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment resulted in a less than 5% change in present value of cash flows as compared to the original convertible notes, the note amendment is regarded as a note modification, and no incremental expense was noted. On May 25, 2022, the Company issued 280,000 shares of common stock through the exercise of the warrant shares from this note for proceeds of $42,000. During the year ended April 30, 2023, the Company issued 1,133,332 shares of common stock for the conversion of convertible note principal of $170,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2024, the Company issued 500,000 shares of common stock for the conversion of convertible note principal of $75,000 at a fixed conversion rate of $0.15 per share. During the year ended April 30, 2025, the Company issued 1,000,000 shares of common stock for the conversion of convertible note principal of $10,000 at a fixed conversion rate of $0.15 per share. As of April 30, 2025, the debt discount was fully amortized. As of April 30, 2025, the convertible note principal balance was $10,000. During the three months ended July 31, 2025, the convertible note was fully converted.

On September 8, 2021, the Company issued a $168,000 Original Issue Discounted Convertible Promissory Note for a purchase price of $147,000, convertible at a fixed rate of $1 per share. The note had a payment term of nine months for expiry date of June 8, 2022, and bears interest at 9% per annum. Additionally, the Company issued to the investor 168,000 three-year warrants to purchase the Company’s common stock at an exercise price of $1.25 per share. On September 8, 2021, the Company recorded total debt discount of $117,393 comprising original issue discount of $21,000 and discount from warrants of $96,393. On April 28, 2022, an agreement was reached for the extension of the expiry date to November 8, 2022, and reduced the note conversion rate from $1 per share to $0.15 per share. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. During the years ended April 30, 2023, and 2022, the Company recorded amortization of debt discount of $15,480 and $101,913 reporting under interest expense in the statements of operations, respectively. During the year ended April 30, 2024, the Company issued 1,500,000 shares of common stock for the conversion of convertible note principal of $150,000 at a fixed conversion rate of $0.10 per share. During the year ended April 30, 2025, the Company issued 1,000,000 shares of common stock for the conversion of convertible note principal of $10,000 at a fixed conversion rate of $0.15 per share. As of April 30, 2025, the debt discount was fully amortized. As of April 30, 2025, the convertible note principal balance was $18,000. During the three months ended July 31, 2025, the convertible note was fully converted.

During the six months ended October 31, 2025, the Company issued 12,827,959 shares of common stock for the conversion of convertible notes for total principal amount of $28,000 and accrued interest of $83,444.

During the six months ended October 31, 2025 and 2024, the Company recorded interest expenses of $0 and $1,725, respectively. As of October 31, 2025 and April 30, 2025, the accrued interest payable was $0 and $83,442, respectively.

As of October 31, 2025 and April 30, 2025, the convertible note payable was $0 and $28,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on October 31, 2025 and April 30, 2025, consists of the following:

	October 31, 2025	April 30, 2025
August 2022	$82,500	$112,500
September 2022	110,000	110,000
October 2022	169,350	229,350
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	55,000	55,000
March 2023	55,000	55,000
May 2023	74,800	74,800
June 2023	187,000	187,000
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	130,000	130,000
January 2024	150,000	150,000
February 2024	120,000	120,000
September 2024	99,000	110,000
October 2024	159,500	159,500
January 2025	49,500	82,500
February 2025	33,440	33,440
March 2025	119,295	121,000
April 2025	324,500	324,500
July 2025	304,205	-
August 2025	100,000	-
October 2025	235,000	-
Total promissory notes payable, gross	3,238,590	2,735,090
Less: Unamortized debt discount	(116,887)	(104,246)
Total promissory notes	$3,121,703	$2,630,844

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 1 year

•	Annual interest rate of 10% with default interest rate at 18%

•

Convertible at 75% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the six months ended October 31, 2025 and 2024, the Company issued promissory notes for aggregate principal amount of $639,205 and $269,500 for proceeds of $575,000 and $245,000, respectively. The notes are convertible at 75% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The notes have maturity term of 1 year and accrue interest at 10%. (The April 30, 2025, Form 10-K Subsequent Event Footnote inadvertently incorrectly disclosed the note conversion rate at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined)

During the six months ended October 31, 2025 and 2024, the Company made repayment on principal balance of promissory notes of $44,000 and $60,500, respectively.

During the six months ended October 31, 2025 and 2024, the Company issued 1,019,766 shares and 0 share of common stock for the repayment of $90,000 and $0 of a promissory note, respectively.

During the six months ended October 31, 2025 and 2024, the note discount amortization was $79,350 and $40,464, respectively.

During the six months ended October 31, 2025 and 2024, the Company recorded interest expenses of $85,699 and $100,848, respectively. During the six months ended October 31, 2025 and 2024, the Company made repayment on note interest of $7,100 and $550, respectively. As of October 31, 2025 and April 30, 2025, the accrued interest payable was $499,967 and $421,368, respectively.

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

During the six months ended October 31, 2025, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The terms of these leases ranging from three to six years with APR ranging from 7.03% to 9.49%. The Company made a down payment of $5,000 on one of these vehicles and traded in a Company owned automobile as trade-in credit valued at $12,000 for another two of these vehicles.

On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub to a new location at 6707 Yonkers Ave Lubbock, Texas. The lease commenced on May 22, 2025, and ended on August 22, 2028, at a cost of $4,500 per month with lease payment begins on August 22, 2025. (Note 11)

As of October 31, 2025 and April 30, 2025, the finance lease obligations included in current liabilities were $155,258 and $63,027 and finance lease obligations included in non-current liabilities were $292,701 and $126,446, respectively. During the six months ended October 31, 2025 and 2024, repayment on finance lease was $54,362 and $29,059, respectively. During the six months ended October 31, 2025 and 2024, interest expense was $13,754 and $7,630 and depreciation on the right-of-used assets was $74,478 and $24,325, respectively.

As of October 31, 2025 and April 30, 2025, the Company had the following lease obligations:

	Discount Rate	Maturity	October 31, 2025	April 30, 2025
Current	2.27% - 10.51%	March 2027 - July 2029	$155,258	$63,027
Non-current	2.27% - 10.51%	March 2027 - July 2029	292,701	126,446
			$447,959	$189,473

Balance - April 30, 2024	$189,896
Lease liability additions	49,192
Repayment of Lease liability	(66,097)
Imputed interest	16,482
Balance - April 30, 2025	$189,472
Lease liability additions	299,095
Repayment of Lease liability	(54,362)
Imputed interest	13,754
Balance - October 31, 2025	$447,959

The following table summarizes the maturity of our lease liabilities as of October 31, 2025:

Year Ended April 30,
2026 (excluding six months ended October 31, 2025)	$88,609
2027	174,347
2028	134,782
Thereafter	74,395
Total lease payments	472,133
Less: imputed interest	(24,174)
Lease liabilities	$447,959

As of October 31, 2025, the Company has right-of-use assets as follows:

Balance - April 30, 2024	$209,317
Additions	52,593
Depreciation	(55,879)
Balance - April 30, 2025	$206,031
Additions	316,095
Depreciation	(74,478)
Balance - October 31, 2025	$447,648

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

The Company also operated a Regional Distribution Hub. This office was originally located at 512 East 42nd Street Lubbock, Texas 79404. On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub to another location at 6707 Yonkers Ave Lubbock, Texas. This office is approximately 4,096 square feet and is currently leased for a term ending August 22, 2028, at a cost of $4,500 per month. (Note 10)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to October 31, 2025 and through the date that these financials were issued, the Company had the following subsequent events:

On November 3, 2025, the Company issued 232,810 shares of common stock for repayment of a promissory note.

On November 19, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $100,000 Promissory Note. The note matures November 19, 2026, and accrues interest at 16%.

On November 24, 2025, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $24,000 Promissory Note. The note matures November 19, 2026, and accrues interest at 10%.

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

General Overview

GPO Plus (GPOX) is a product development, manufacturing, and distribution company which offers a diverse portfolio of high-quality innovative products sold directly to consumers and retailers. Our business is organized around four key areas: products (developing and manufacturing), distribution (getting our products to customers), marketing (promoting our products), and sales (selling our products to consumers and retailers). Our goal is to expand our product line and distribution reach to meet market demand and the needs of our customers. Our business is organized around four key areas:

•	Products (developing and manufacturing unique products)

•	Distribution (getting our products to customers through Direct to store Delivery “DSD” and independent sales organizations “ISO’s”)

•	Branding (promoting our Products and our Company)

•	Sales (a technology and data-driven approach)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended October 31, 2025 and 2024, and the six months ended October 31, 2025 and 2024 which are included herein.

Three Months Ended October 31, 2025 Compared to the Three Months October 31, 2024
	Three Months Ended
	October 31,
	2025	2024	Changes	%
Revenues	$1,569,108	$1,189,151	$379,957	32%
Cost of revenue	(1,197,965)	(963,675)	234,290	24%
Gross Profit	371,143	225,476	145,667	65%
Operating Expenses	(865,845)	(726,624)	139,221	19%
Loss from Operations	(494,702)	(501,148)	(6,446)	(1)%
Other Expenses	(86,005)	(84,146)	1,859	2%

Net Loss	$(580,707)	$(585,294)	$(4,587)	(1)%

Revenues

We had revenues of $1,569,108 from operations during the three months October 31, 2025, as compared to $1,189,151 of revenues during the three months ended October 31, 2024. The increase in revenue is attributed to an increase in the availability of inventory during the three months ended October 31, 2025.

Net Loss

Our unaudited financial statements report a net loss of $580,707 for the three months ended October 31, 2025, compared to a net loss of $585,294 for the three months ended October 31, 2024. The decrease in net loss was due to an increase in gross profit.

Expenses

Our operating expenses for the three months ended October 31, 2025 were $865,845 compared to $726,624 for the three months ended October 31, 2024. Operating expenses for the three months ended October 31, 2025 consisted of $622,196 in general and administrative, $183,996 in professional fees, $5,250 in professional fees – related parties and $54,403 in management fees and salaries – related parties. Operating expenses for the three months ended October 31, 2024, consisted of $435,328 in general and administrative, $192,451 in professional fees, $5,735 in professional fees – related parties and $93,110 in management fees and salaries – related parties. The increase in operating expenses during the three months ended October 31, 2025 was mainly due to the increase in general and administrative, including the increase in digital marketing, delivery and fleet, software fees and warehouse expense and payroll expense.

Our other expenses for the three months ended October 31, 2025 were $86,005 compared to $84,146 for the three months ended October 31, 2024. During the three months ended October 31, 2025 and 2024, the Company incurred interest expenses from loans of $33,485 and $66,002, interest expense from finance leases of $7,942 and $3,698 and debt discount amortization of $44,578 and $14,446, respectively.

Six Months Ended October 31, 2025 Compared to the Six Months October 31, 2024
	Six Months Ended October 31,
	2025	2024	Changes	%
Revenues	$2,871,280	$2,396,892	$474,388	20%
Cost of revenue	(2,123,839)	(1,909,669)	(214,170)	11%
Gross Profit	747,441	487,223	260,218	53%
Operating Expenses	(1,665,993)	(1,473,573)	(192,420)	13%
Loss from Operations	(918,552)	(986,350)	67,798	(7)%
Other Expenses	(356,998)	(185,653)	(171,345)	92%
Net Loss	$(1,275,550)	$(1,172,003)	$(103,547)	9%

Revenues

We had revenues of $2,871,280 from operations during the six months October 31, 2025, as compared to $2,396,892 of revenues during the six months ended October 31, 2024. The increase in revenue is attributed to an increase in the availability of inventory during the six months ended October 31, 2025.

Net Loss

Our unaudited financial statements report a net loss of $1,275,550 for the six months ended October 31, 2025, compared to a net loss of $1,172,003 for the six months ended October 31, 2024. The increase in net loss was due to an increase in operating expenses and other expenses.

Expenses

Our operating expenses for the six months ended October 31, 2025 were $1,665,993 compared to $1,473,573 for the six months ended October 31, 2024. Operating expenses for the six months ended October 31, 2025 consisted of $1,163,485 in general and administrative, $374,785 in professional fees, $14,038 in professional fees – related parties and 113,685 in management fees and salaries – relates parties. Operating expenses for the six months ended October 31, 2024, consisted of $901.307 in general and administrative, $382,573 in professional fees, $13,043 in professional fees – related parties and 176,650 in management fees and salaries – relates parties. The increase in operating expenses during the six months ended October 31, 2025 was mainly due to an increase in general and administration and an increase in management fees and salaries – related parties. The increase in general and administration expense incurred during six months ended October 31, 2025 was due to including the increase in digital marketing, delivery and fleet, software fees and warehouse expense and payroll expense.  The increase in management fees and salaries- related parties was mainly due to the increase in stock-based compensation of $14,038 for common stock award to related parties, as compared to stock-based compensation of $13,043 for common stock award to related parties during the six months ended October 31, 2024. Stock-based compensation was recorded under professional fees in the statements of operations.

Our other expenses for the six months ended October 31, 2025 were $356,998 compared to $185,653 for the six months ended October 31, 2024. During the six months ended October 31, 2025 and 2024, the Company incurred interest expenses from loans of $263,745 and $137,559, interest expense from finance leases of $13,903 and $7,630 and debt discount amortization of $79,350 and $40,464, respectively.

Liquidity and Financial Condition
Working Capital

	October 31, 2025	April 30, 2025

Current Assets	$265,563	$478,225
Current Liabilities	$6,137,582	$6,035,191
Working Capital (Deficiency)	$(5,872,019)	$(5,556,966)

Our total current assets as of October 31, 2025 were $265,563 as compared to total current assets of $478,225 as of April 30, 2025, due to the decrease in cash. Our total current liabilities as of October 31, 2025 were $6,137,582 as compared to total current liabilities of $6,035,191 as of April 30, 2025, due primarily to the increase in promissory note payable, finance lease liabilities, stock payable – related parties and deposits.

Our working capital deficit on October 31, 2025 was $5,872,019 as compared to working capital deficit of $5,556,966 as of April 30, 2025, due to the factors noted above.

Cash Flows
	Six Months Ended October 31,
	2025	2024

Cash Flows used in Operating Activities	$(774,986)	$(410,619)
Cash Flows used in Investing Activities	-	(67,874)
Cash Flows provided by Financing Activities	476,638	425,441

Net decrease in cash during period	$(298,348)	$(53,052)
Operating Activities

Net cash used in operating activities was $774,986 for the six months ended October 31, 2025, compared with $410,619 net cash used in operating activities during the same period in 2024.

During the six months ended October 31, 2025, net cash used in operating activities was attributed to net loss of $1,275,550 decreased by stock-based compensation of $150,804, loss from trade in of automobile of $1,499, non-cash interest expense for convertible note conversion of $171,355, non-cash interest expense for promissory note inducement of $36,053 , stock payable for lease expense of $15,000,  depreciation of furniture and equipment of $18,208, depreciation of right-of-use assets of $74,478, amortization of intangible assets of $5,254, amortization of promissory note discount of $79,350 and interest expense on finance lease of $13,754, and was increased by reversal of non-cash interest expense for promissory note extension of $13,400 and  a net change in operating assets and liabilities of $51,791.

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

Investing Activities

During the six months ended October 31, 2025 and 2024, we used $0 and $67,874, respectively, in investing activities.

During the six months ended October 31, 2025, the Company acquired no automobiles for $0.

During the six months ended October 31, 2024, the Company acquired an automobile of $67,874.

Financing Activities

During the six months ended October 31, 2025, net cash from financing activities was $476,638 compared to $425,441 during the same period in 2024. Cash flows from financing activities during the six months ended October 31, 2025 were derived from proceeds from issuance of promissory notes totaling of $575,000 offset by repayment for finance leases of $54,362 and repayment of promissory notes of $44,000. Proceeds from financing activities during the six months ended October 31, 2024, were derived from proceeds from issuance of promissory notes totaling $245,000 and issuance of series C preferred shares totaling $420,000 offset by repayment for finance leases of $29,059, repayment of promissory notes of $60,500 and repayment from the return of series C preferred shares 150,000.

Going Concern

As of October 31, 2025, we had cash on hand of $37,901. We generated revenues of $2,871,280 and gross profit of $747,441 during the six months ended October 31, 2025, but incurred net loss of $1,275,550 during the period and a cumulative net loss of $45,050,916 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2025.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this Quarterly Report, we are not involved in any pending legal proceedings or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended October 31, 2025, the Company issued 806,250 shares of common stock as loan inducements for promissory notes.

During the three months ended October 31, 2025, the Company issued 215,100 of common stock for the repayment of aggregate principal amount of a promissory note at $15,000.

On November 3, 2025, the Company issued 232,810 shares of common stock for repayment of a promissory note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)

Rule 10b5-1 Trading Plans. During the three months ended October 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GPO PLUS, INC.

Date: December 08, 2025	By:	/s/ Brett H. Pojunis
Brett H. Pojunis
President Chief Executive Officer and
Chief Financial Officer, Treasurer,
Secretary, and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

