Form 10-Q
period 2026-01-31
GPO Plus, Inc.
filed 2026-03-10
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2026

or

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

89,619,899 common shares issued and outstanding as of February 26, 2026.

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

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$17,897	$336,249
Accounts receivable	78,640	55,012
Prepaid expenses	41,450	3,665
Inventory, net	43,775	83,299
Total Current Assets	181,762	478,225

Finance lease right-of-use assets, net	407,845	206,031
Property and equipment, net	56,203	96,968
Intangible assets, net	-	5,254
TOTAL ASSETS	$645,810	$786,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,620,036	1,511,492
Accrued interest	548,981	504,811
Accrued liabilities - related parties	343,553	338,502
Deposits	186	8,213
Convertible note payable, net of debt discount of $0	-	28,000
Promissory note payable, net of debt discount of $109,835 and $104,248, respectively	3,363,841	2,630,844
Finance lease liabilities	157,804	63,027
Stock payable - related parties	32,308	12,395
Stock payable	623,034	937,907
Total Current Liabilities	6,689,743	6,035,191

Finance lease liabilities - non-current	275,766	126,446
Total Liabilities	6,965,509	6,161,637

Commitments and Contingencies (Note 12)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 1,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 146.5 shares issued and outstanding	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 90,000,000 shares authorized; 87,032,703 shares and 76,657,368 shares issued and outstanding issued and outstanding as of January 31, 2026, and April 30, 2025, respectively	8,693	7,666
Additional paid in capital	37,553,395	36,475,275
Accumulated deficit	(45,799,053)	(43,775,366)
Total Stockholders' Deficit	(8,236,853)	(7,292,313)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$645,810	$786,478

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

Revenues	$1,202,893	$1,231,766	$4,074,173	$3,628,658
Cost of revenue	881,465	885,855	3,005,304	2,795,524
Gross Profit	321,428	345,911	1,068,869	833,134

Operating Expense
General and administrative	659,045	478,914	1,822,530	1,380,221
Professional fees (including stock-based compensation of $177,249 and $28,580, respectively)	175,028	72,258	549,813	454,831
Professional fees - related parties (including stock-based compensation of $19,913 and $16,373, respectively)	5,875	3,330	19,913	16,373
Management fees and salaries - related parties	54,000	90,042	167,685	266,692
Total Operating Expense	893,948	644,544	2,559,941	2,118,117

Loss from operations	(572,520)	(298,633)	(1,491,072)	(1,284,983)

Other Income (Expense)
Other income (expense)	-	12,511	(1,497)	12,511
Interest expense	(175,617)	(123,209)	(531,118)	(308,862)
Total Other Expense	(175,617)	(110,698)	(532,615)	(296,351)

Net Loss	$(748,137)	$(409,331)	$(2,023,687)	$(1,581,334)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	86,591,332	57,684,644	84,400,373	57,658,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2026, AND 2025

(Unaudited)

Nine months ended January 31, 2026

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	76,657,368	$7,665	$-	$36,475,275	$(43,775,366)	$(7,292,313)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	538,500	54	-	31,008	-	31,062
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	1,859,429	186	-	248,977	-	249,163
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	600,000	60	-	59,940	-	60,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	-	-	2,827,959	283	-	282,516	-	282,799
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	2,200,000	220	-	295,530	-	295,750
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(694,843)	(694,843)
Balance, July 31, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	84,683,256	$8,468	$-	$37,393,246	$(44,470,209)	$(7,068,383)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	806,250	81	-	63,867	-	63,948
Cancellation of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	(250,000)	(25)	-	(23,125)	-	(23,150)
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	419,766	42	-	29,958	-	30,000
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	185,000	19	-	9,306	-	9,325
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(580,707)	(580,707)
Balance, October 31, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	85,844,272	$8,585	$-	$37,473,252	$(45,050,916)	$(7,568,967)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	375,000	38	-	35,213	-	35,251
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	698,431	70	-	44,930	-	45,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(748,137)	(748,137)
Balance, January 31, 2026	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	86,917,703	$8,693	$-	$37,553,395	$(45,799,053)	$(8,236,853)

Nine months ended January 31, 2025

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$-	$33,971,357	$(39,440,047)	$(5,462,826)
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	42	-	-	-	-	-	(60,000)	420,000	-	360,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(10)	-	-	-	-	-	-	(100,000)	-	(100,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(586,709)	(586,709)
Balance, July 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	137	$-	115,000	$12	57,518,014	$5,752	$(60,000)	$34,291,357	$(40,026,756)	$(5,789,535)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	125,000	13	-	1,075	-	1,088
Subscription Receivable	-	-	-	-	-	-	-	-	-	-	-	-	60,000	-	-	60,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(5)	-	-	-	-	-	-	(50,000)	-	(50,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(585,294)	(585,294)
Balance, October 31, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	132	$-	115,000	$12	57,643,014	$5,765	$-	$34,242,432	$(40,612,050)	$(6,363,741)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	312,500	31	-	9,666	-	9,697
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	900,000	90	-	35,790	-	35,880
Issuance of common stock for loan interest	-	-	-	-	-	-	-	-	-	-	108,000	11	-	16,189	-	16,200
Return of common stock	-	-	-	-	-	-	-	-	-	-	(595,378)	(60)	-	60	-	0
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	15	-	-	-	-	-	-	150,000	-	150,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(409,331)	(409,331)
Balance, January 31, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	58,368,136	$5,837	$-	$34,454,137	$(41,021,381)	$(6,561,295)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,023,687)	$(1,581,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation for services	177,249	28,580
Stock-based compensation for services - related parties	19,913	16,373
Stock issued for promissory note extension	-	35,880
Other income from insurance coverage on damaged automobile	-	(12,511)
Loss from trade in of automobile	1,499	-
Non-cash interest expense for convertible note conversion	171,355	-
Non-cash interest expense for promissory note inducement	91,194	16,200
Reversal of non-cash interest expense for promissory note extension	(13,400)	-
Stock payable for lease expense	22,500	22,500
Stock payable for interest expense for promissory notes	-	16,708
Stock payable for promissory note extension	11,314	-
Depreciation of furniture and equipment	27,265	38,168
Depreciation of right-of-use-assets	114,281	39,284
Amortization of intangible assets	5,254	21,388
Amortization of promissory note discount	133,032	68,161
Interest expense on finance lease	20,183	12,027
Changes in operating assets and liabilities:
Accounts receivable	(23,628)	(16,362)
Prepaid expenses	(37,785)	1,499
Inventory	39,524	294,575
Accounts payable and accrued liabilities	103,544	(22,623)
Accrued interest	127,614	151,573
Accrued liabilities - related parties	5,051	94,977
Deposit	(8,027)	4,656
Net cash used in Operating Activities	(1,035,756)	(770,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of vehicle	-	37,662
Purchase of property and equipment	-	(67,874)
Net cash used in Investing Activities	-	(30,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(75,180)	(48,584)
Proceeds from issuance of promissory notes	934,500	320,000
Repayment of promissory notes	(141,916)	(60,500)
Repayment from return of series C preferred shares	-	(150,000)
Proceeds from subscription of series C preferred shares	-	110,000
Proceeds from issuance of series C preferred shares	-	570,000
Net cash provided by Financing Activities	717,404	740,916

Net change in cash for period	(318,352)	(59,577)
Cash at beginning of period	336,249	69,415
Cash at end of period	$17,897	$9,838

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$10,450	$550

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$316,094	$52,593
Stock payable for note inducement	$-	$6,923
Return of common stock	$-	$60
Issuance of common stock for note inducement	$-	$10,785
Issuance of common stock for note extension	$249,163	$-
Issuance of common stock for repayment of promissory notes	$135,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2026, AND 2025

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 12.18%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of January 31, 2026, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $45,799,053. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2026, are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2025, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 11, 2025.

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

As of January 31, 2026, and April 30, 2025, the Company had cash of $17,897 and $336,249, respectively.

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

As of January 31, 2026, and April 30, 2025, the Company had accounts receivable of $78,640 and $55,012, respectively.

As of January 31, 2026, and April 30, 2025, the Company has one customer concentrated over 10% of the accounts receivable at 72% and 36%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and warehouse and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	January 31,	April 30,
	2026	2025
Security Deposit for office and warehouse	$12,500	$3,500
Prepayment for services to consultants	-	165
Prepayment for interest on promissory notes	28,950	-
Total	$41,450	$3,665

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of January 31, 2026, and April 30, 2025, the Company recorded inventory reserve of $3,331 and $6,270 for slow moving or obsolete inventory.

As of January 31, 2026, and April 30, 2025, the Company had finished goods inventory, net of inventory reserve of $43,775 and $83,299, respectively.

	January 31, 2026	April 30, 2025
Nutriumph®	$10,205	$32,412
Distro	33,570	12,574
Loon	-	31,926
Vyve	-	5,796
Coast	-	591
	$43,775	$83,299

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended January 31, 2026, and 2025, no impairment losses have been identified.

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

During the nine months ended January 31, 2026, and 2025, the Company recognized $4,074,173 and $3,628,658 of revenues related to merchandise and product sales, respectively. The Company incurred cost of revenue of $3,005,304 and $2,795,524 and generated gross profit of $1,068,869 and $833,134 during the nine months ended January 31, 2026, and 2025, respectively. In regard to the sales that occurred during the nine months ended January 31, 2026, and 2025, there are no unfulfilled obligations related to the merchandise and product sales.

During the nine months ended January 31, 2026, and 2025, the Company has one customers who contributed over 10% of total sales at 92% and 93%, respectively.

Accounts payable and accrued liabilities.

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of January 31, 2026, and April 30, 2025, accounts payable and accrued liabilities were $1,620,037 and $1,511,492, comprised of trade payable of $1,578,757 and $1,457,727 and payroll liabilities of $41,280 and $53,765, respectively.

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

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

During the nine months ended January 31, 2026, and 2025, the Company recorded $197,162 stock-based compensation expense and $44,953 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Nine Months Ended
	January 31,
	2026	2025
Common stock award to consultants	$177,249	$28,580
Common stock award to management and executives - related parties	19,913	16,373
	$197,162	$44,953

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the nine months ended January 31, 2026, and 2025, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	January 31,	January 31,
	2026	2025
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	-	38,000
Warrants	168,000	168,000
Common Stock Payable	3,362,345	3,358,450
	4,530,345	4,564,450

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on January 31, 2026, and April 30, 2025, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of January 31, 2026, and April 30, 2025, convertible shares from the Company’s non-affiliate convertible notes were 0 shares and 38,000 shares, respectively. (Note 8)

As of January 31, 2026, and April 30, 2025, the outstanding warrants issued in connection with these convertible notes were 168,000. (Note 6)

As of January 31, 2026, and April 30, 2025, the Company had stock payable of $325,342 and $620,302 for outstanding 3,362,345 shares and 4,776,756 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Nine Months Ended
	January 31,
	2026	2025
Net loss per share, basic diluted	$(0.02)	$(0.03)
Net loss per common shares outstanding:
Founders Class A Common stock	$(17.60)	$(13.75)
Ordinary Common stock	$(0.02)	$(0.03)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	84,285,373	57,543,829
Total weighted average shares outstanding	84,400,373	57,658,829

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $5,254 and $21,388 for the nine months ended January 31, 2026, and January 31, 2025, recorded as general and administrative expenses. Through January 31, 2026, the intangible assets were fully amortized. As of January 31, 2026, and April 30, 2025, the intangible assets were $0 and $5,254, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of January 31, 2026, and April 30, 2025, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$72,504	$9,215	$59,503	$141,222
Additions	-	-	67,874	67,874
Disposal	-	-	(31,503)	(31,503)
April 30, 2025	$72,504	$9,215	$95,874	$177,593
Disposal	-	-	(16,874)	(16,874)
January 31, 2026	$72,504	$9,215	$79,000	$160,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$28,490	$5,760	$4,563	$38,813
Additions	20,809	3,455	23,901	48,165
Disposal	-	-	(6,353)	(6,353)
April 30, 2025	$49,299	$9,215	$22,111	$80,625
Additions	15,416	-	11,850	27,266
Disposal	-	-	(3,375)	(3,375)
January 31, 2026	$64,715	$9,215	$30,586	$104,516

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2025	$23,205	$-	$73,763	$96,968
January 31, 2026	$7,789	$-	$48,414	$56,203

During the nine months ended January 31, 2026, and 2025, the Company acquired four automobiles of $0 and $67,874, respectively.

During the nine months ended January 31, 2025, the Company disposed of an automobile at net amount of $25,151 which was damaged from an accident. The Company received proceed from insurance coverage of $37,662 and recorded other income of $12,511. (Note 10)

As of January 31, 2026, and April 30, 2025, Property and Equipment were $56,203 and $96,968, respectively. Depreciation expenses of $27,265 and $38,168 were incurred during the nine months ended January 31, 2026, and 2025, respectively.

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

Ordinary Common Stock

Nine months ended January 31, 2026

During the nine months ended January 31, 2026, the Company issued 1,469,750 shares of common stock as loan inducements for promissory notes.

During the nine months ended January 31, 2026, the Company issued 1,859,429 shares of common stock for term extension of three promissory notes.

During the nine months ended January 31, 2026, the Company issued 1,718,197 of common stock for the repayment of aggregate principal amount of promissory notes at $135,000.

During the nine months ended January 31, 2026, the Company issued 2,827,959 shares of common stock for the conversion of convertible notes for principal amount of $28,000 and accrued interest of $83,444.

During the nine months ended January 31, 2026, the Company issued 2,385,000 shares of common stock to non-affiliated consultants at $305,075 for services.

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

 As of January 31, 2026, and April 30, 2025, the issued and outstanding common stock was 86,917,703 shares and 76,657,368 shares, respectively.

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

As of January 31, 2026, and April 30, 2025, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of January 31, 2026, and April 30, 2025, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of January 31, 2026, and April 30, 2025, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

As of January 31, 2026, and April 30, 2025, the issued and outstanding shares of series C preferred stock were 148.5 shares.

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

During the six months ended October 31, 2025, the 168,000 stock purchase warrants expired.

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended April 30, 2025:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2024	168,000	$1.25
Expired	(168,000)	1.25
Balances as of April 30, 2025	-	$-

Stock Payable

As of January 31, 2026 and April 30, 2025, the Company had stock payable of $655,342 and $950,302 for outstanding 330 shares and 330 shares of Preferred C shares at $330,000 and $330,000, outstanding 3,362,345 and 4,776,756 common shares, comprised of stock payable of $32,308 and $12,395 for outstanding 310,000 and 92,500 common shares to related parties and stock payable of $325,342 and $917,907 for outstanding 3,052,345 and 4,684,256 common shares to non-affiliates, respectively. As of January 31, 2026, and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded as other current liabilities in the Balance Sheets.

During the nine months ended January 31, 2026, and 2025, the Company recorded stock payable of $19,913 and $16,373 for outstanding 217,500 and 277,500 common shares to executives and senior management, respectively (Note 7)

During the nine months ended January 31, 2026, and 2025, the Company recorded stock payable of $140,175 and $28,580 for outstanding 1,538,248 and 495,000 common shares to employees, respectively.

During the nine months ended January 31, 2026, and 2025, the Company recorded stock payable of $22,500 and $22,500 for outstanding 248,020 and 424,237 common shares for office rent, respectively.

During the nine months ended January 31, 2026, and 2025, the Company recorded stock payable of $48,853 and $6,923 for outstanding 611,500 and 362,500 common shares for loan inducement of promissory notes.

During the nine months ended January 31, 2026, the Company recorded stock payable of $11,314 for outstanding 130,750 common shares for loan extension of promissory notes.

During the nine months ended January 31, 2025, the Company recorded stock payable of $16,708 for interest and fees on a promissory note upon issuance of the notes.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the nine months ended January 31, 2026, and 2025, and shareholding and salary payable as of January 31, 2026, and April 30, 2025, are summarized as below:

	Nine Months Ended January 31, 2026
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$122,685	$-	$17,063
Advisor - Affiliate	-	45,000	-
VP - Distro Plus	-	-	2,850
	$122,685	$45,000	$19,913

	Nine Months Ended January 31, 2025
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$125,306	$-	$11,063
Advisor - Affiliate	-	45,000	-
VP - Distro Plus	91,886	-	5,310
	$217,192	$45,000	$16,373

	As of January 31, 2026
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting	Stock
Title	(Shares)	(Shares)	(Shares)	Fees Payable	Payable
CEO and CFO	10,100,000	500,000	-	$12,000	$25,438
Advisor - Affiliate	6,553,000	500,000	175,000	315,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	-	6,870
Director	1,893,750	-	-	-	-
	22,016,208	1,000,000	175,000	$332,000	$32,308

	As of April 30, 2025
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting	Stock
Title	(Shares)	(Shares)	(Shares)	Fees Payable	Payable
CEO and CFO	10,100,000	500,000	-	$13,800	$8,375
Advisor - Affiliate	6,553,000	500,000	175,000	270,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	8,843	4,020
Director	1,893,750	-	-	-	-
	22,016,208	1,000,000	175,000	$297,643	$12,395

CEO and CFO

During the nine months ended January 31, 2026, and 2025, the Company recorded stock payable for 187,500 and 187,500 common shares issuable to the CEO and CFO valued at $17,063 and $11,063, respectively. As of January 31, 2026, and April 30, 2025, the stock payable was $25,438 and $8,375, respectively.

During the nine months ended January 31, 2026, and 2025, the Company incurred management salary expenses of $122,685 and $125,306 to the CEO and CFO, respectively. As of January 31, 2026, and April 30, 2025, salary payable was $12,000 and $13,800, respectively.

Advisor – Affiliate

During the nine months ended January 31, 2026, and 2025, the Company incurred consulting fees of $45,000 and $45,000 to the affiliated advisor, respectively. As of January 31, 2026, and April 30, 2025, the total amount due to the affiliated advisor was $315,000 and $270,000, respectively.

VP – Distro Plus

During the nine months ended January 31, 2026, and 2025, the Company recorded stock payable for 30,000 and 90,000 common shares issuable to Vice President of Distro Plus Division valued at $2,850 and $5,310, respectively. As of January 31, 2026, and April 30, 2025, the stock payable was $6,870 and $4,020, respectively.

During the nine months ended January 31, 2026, and 2025, the Company incurred management salary of $0 and $91,886 and to the Vice President. As of January 31, 2026, and April 30, 2025, salary payable was $0 and $8,843, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on January 31, 2026, and April 30, 2025, consists of the following:

	January 31, 2026	April 30, 2025
Dated June 16, 2021	$-	$20,000
Dated September 8, 2021	-	18,000
Total convertible note payable	$-	$38,000

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

During the nine months ended January 31, 2026, the Company issued 12,827,959 shares of common stock for the conversion of convertible notes for total principal amount of $28,000 and accrued interest of $83,444.

During the nine months ended January 31, 2026, and 2025, the Company recorded interest expenses of $0 and $2,587, respectively. As of January 31, 2026, and April 30, 2025, the accrued interest payable was $0 and $83,442, respectively.

As of January 31, 2026, and April 30, 2025, the convertible note payable was $0 and $28,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on January 31, 2026, and April 30, 2025, consists of the following:

	January 31, 2026	April 30, 2025
August 2022	$37,500	$112,500
September 2022	110,000	110,000
October 2022	169,350	229,350
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	55,000	55,000
March 2023	55,000	55,000
May 2023	74,800	74,800
June 2023	187,000	187,000
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	130,000	130,000
January 2024	150,000	150,000
February 2024	105,000	120,000
September 2024	99,000	110,000
October 2024	159,500	159,500
January 2025	49,500	82,500
February 2025	33,440	33,440
March 2025	119,295	121,000
April 2025	324,500	324,500
July 2025	304,205	-
August 2025	100,000	-
October 2025	235,000	-
November 2025	100,086	-
December 2025	30,000	-
January 2026	165,000	-
Total promissory notes payable, gross	3,473,676	2,735,090
Less: Unamortized debt discount	(109,835)	(104,246)
Total promissory notes	$3,363,841	$2,630,844

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 1 year

•	Annual interest rate of 10% with default interest rate at 18%

•

Convertible at 75% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the nine months ended January 31, 2026, and 2025, the Company issued promissory notes for aggregate principal amount of $1,017,205 and $352,000 for proceeds of $934,500 and $320,000, respectively. The notes are convertible at 75% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The notes have maturity term of 1 year and accrue interest at 10%. (The April 30, 2025, Form 10-K Subsequent Event Footnote inadvertently incorrectly disclosed the note conversion rate at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined)

During the nine months ended January 31, 2026, and 2025, the Company made repayment on principal balance of promissory notes of $141,916 and $60,500, respectively.

During the nine months ended January 31, 2026, and 2025, the Company issued 1,718,197 shares and 0 share of common stock for the repayment of $135,000 and $0 of a promissory note, respectively.

During the nine months ended January 31, 2026, and 2025, the Company issued an aggregate of 1,859,429 shares and 900,000 shares of common stock for term extension of three promissory notes, respectively. This amount is reflected in interest expense in the statements of operations.

During the nine months ended January 31, 2026, and 2025, the Company issued 1,469,750 shares and 437,500 shares of common stock as loan inducements for promissory notes issued on the same dates, respectively.

During the nine months ended January 31, 2026, and January 31, 2025, the Company issued 0 shares and 108,000 shares of common stock for interest and fees on a promissory note upon issuance of the notes.

During the nine months ended January 31, 2026, and 2025, the note discount amortization was $133,032 and $68,161, respectively.

During the nine months ended January 31, 2026, and 2025, the Company recorded interest expenses of $138,065 and $153,985, respectively. During the nine months ended January 31, 2026, and 2025, the Company made repayment on note interest of $10,450 and $550, respectively. As of January 31, 2026, and April 30, 2025, the accrued interest payable was $548,981 and $504,811, respectively.

NOTE 10 – LEASES

In March 2023, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The term of these leases are four years with APR ranging from 10.96% to 18%. The Company made down payment of $5,000 on two vehicles and $6,500 on one vehicle.

During the year ended April 30, 2024, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The terms of these leases are six years with APR ranging from 13.44% to 15.81%. The Company made a down payment of $5,000 on the two vehicles.

During the nine months ended January 31, 2026, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The terms of these leases ranging from three to six years with APR ranging from 7.03% to 9.49%. The Company made a down payment of $5,000 on one of these vehicles and traded in a Company owned automobile as trade-in credit valued at $12,000 for another two of these vehicles.

On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub to a new location at 6707 Yonkers Ave Lubbock, Texas. The lease commenced on May 22, 2025, and ended on August 22, 2028, at a cost of $4,500 per month with lease payment begins on August 22, 2025. (Note 11)

As of January 31, 2026, and April 30, 2025, the finance lease obligations included in current liabilities were $157,804 and $63,027 and finance lease obligations included in non-current liabilities were $275,766 and $126,446, respectively. During the nine months ended January 31, 2026, and 2025, repayment on finance lease was $75,180 and $45,184, respectively. During the nine months ended January 31, 2026, and 2025, interest expense was $20,183 and $12,028 and depreciation on the right-of-used assets was $114,281 and $39,284, respectively.

As of January 31, 2026, and April 30, 2025, the Company had the following lease obligations:

	Discount		January 31,	April 30,
	Rate	Maturity	2026	2025
Current	2.27% - 10.51%	March 2027 - July 2029	$157,804	$63,027
Non-current	2.27% - 10.51%	March 2027 - July 2029	275,766	126,446
			$433,570	$189,473

Balance - April 30, 2024	$189,896
Lease liability additions	49,192
Repayment of Lease liability	(66,097)
Imputed interest	16,482
Balance - April 30, 2025	$189,472
Lease liability additions	299,095
Repayment of Lease liability	(75,180)
Imputed interest	20,183
Balance - January 31, 2026	$433,570

The following table summarizes the maturity of our lease liabilities as of January 31, 2026:

Year Ended April 30,
2026 (excluding nine months ended January 31, 2026)	$85,320
2027	174,347
2028	134,782
Thereafter	74,395
Total lease payments	468,843
Less: imputed interest	(35,273)
Lease liabilities	$433,570

As of January 31, 2026, the Company has right-of-use assets as follows:

Balance - April 30, 2024	$209,317
Additions	52,593
Depreciation	(55,879)
Balance - April 30, 2025	$206,031
Additions	316,095
Depreciation	(114,281)
Balance - January 31, 2026	$407,845

NOTE 11 – SEGMENT REPORTING

Operating segments are comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: DSD distribution service. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the DSD distribution service segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM reviews performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on a month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,000 per month, consisting of $2,000 payable in common shares of the Company and $2,000 payable in cash. As of January 31, 2026, the lease is currently on a month-to-month basis.

The lease is exempt from the provisions of ASC 842, Leases, due to the short terms of their durations.

The Company also operated a Regional Distribution Hub. This office was originally located at 512 East 42nd Street Lubbock, Texas 79404. On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub to another location at 6707 Yonkers Ave Lubbock, Texas. This office is approximately 4,096 square feet and is currently leased for a term ending August 22, 2028, at a cost of $4,500 per month. (Note 10)

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to January 31, 2026, and through the date that these financials were issued, the Company had the following subsequent events:

On February 02, 2026, the Company issued $100,000 Promissory Note with an investor. The note matures August 02, 2026, and accrues interest at 22%.

On February 06, 2026, the Company issued $100,000 Promissory Note with an investor. The note matures August 06, 2026, and accrues interest at 22%.

On February 09, 2026, the Company issued $50,000 Promissory Note with an investor. The note matures August 09, 2026, and accrues interest at 22%.

On February 13, 2026, the Company issued $30,000 Promissory Note with an investor. The note matures August 13, 2026, and accrues interest at 22%.

On February 20, 2026, the Company issued $20,000 Promissory Note with an investor. The note matures August 20, 2026, and accrues interest at 22%.

On February 03, 2025, the Company issued 441,075 shares of common stock for repayment of a promissory note.

On February 12, 2026, the Company issued 183,500 shares of common stock for a repayment of a promissory note

On February 12, 2026, the Company issued 40,000 shares of common stock for an extension of a promissory note

On February 12, 2026, the Company issued 78,000 shares of common stock for a loan inducement for a promissory note

On February 12, 2026, the Company issued 90,750 shares of common stock for an extension of a promissory note

On February 12, 2026, the Company issued 225,000 shares of common stock for a loan inducement for a promissory note

On February 20, 2026, the Company issued 960,000 shares of common stock for consulting services

On February 20, 2026, the Company issued 280.000 shares of common stock for an extension for a promissory note

On February 20, 2026, the Company issued 244,871 shares of common stock for consulting services

On February 20, 2026, the Company issued 44,000 shares of common stock for consulting services

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward- looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended January 31, 2026 and 2025, and the nine months ended January 31, 2026, and 2025 which are included herein.

Three Months Ended January 31, 2026, Compared to the Three Months January 31, 2025

	Three Months Ended January 31,
	2026	2025	Changes	%
Revenues	$1,202,893	$1,231,766	$(28,873)	(2)%
Cost of revenue	(881,465)	(885,855)	4,390	0%
Gross Profit	321,428	345,911	(24,483)	(7)%
Operating Expenses	(893,948)	(644,544)	(249,404)	39%
Loss from Operations	(572,520)	(298,633)	(273,887)	92%
Other Expenses	(175,617)	(110,698)	(64,919)	59%

Net Loss	$(748,137)	$(409,331)	$(338,806)	83%

Revenues

We had revenues of $1,202,893 from operations during the three months January 31, 2026 as compared to $1,231,766 of revenues during the three months ended January 31, 2025. The decrease in revenue is attributed to an decrease in the availability of inventory during the three months ended January 31, 2026.

Net Loss

Our unaudited financial statements report a net loss of $748,137 for the three months ended January 31, 2026 compared to a net loss of $409,311 for the three months ended January 31, 2025. The increase in net loss was due to an increase in general and administrative, professional Fees and interest expense.

Expenses

Our operating expenses for the three months ended January 31, 2026 were $893,948 compared to $644,544 for the three months ended January 31, 2025. Operating expenses for the three months ended January 31, 2026, consisted of $659,045 in general and administrative, $175,028 in professional fees, $5,875 in professional fees – related parties and $ 54,000 in management fees and salaries – related parties. Operating expenses for the three months ended January 31, 2025 consisted of $478,914 in general and administrative, $72,258 in professional fees, $3,330 in professional fees – related parties and $90,042 in management fees and salaries – related parties. The increase in operating expenses during the three months ended January 31, 2026, was mainly due to the increase in general and administrative, including the increase in digital marketing, delivery and fleet, software fees and warehouse expenses and payroll expenses and the increase in professional fees. During the three months ended January 31, 2026, the Company  incurred stock-based compensation of $46,358 as compared to $8,370 incurred during the three months ended January 31, 2025.

Our other expenses for the three months ended January 31, 2026 were $175,617 compared to $110,698 for the three months ended January 31, 2025. During the three months ended January 31, 2026, and 2025, the Company incurred interest expense of $175,617 and $123,209 comprised of loan interest of $115,507 and $91,114, interest expense from finance leases of $6,428 and $4,398 and debt discount amortization of $53,682 and $27,697, respectively. During the three months ended January 31, 2025, the Company recognized other income of $12,511 from disposal of an automobile.

Nine Months Ended January 31, 2026, Compared to the Nine Months January 31, 2025

	Nine Months Ended January 31,
	2026	2025	Changes	%
Revenues	$4,074,173	$3,628,658	$445,515	12%
Cost of revenue	(3,005,304)	(2,795,524)	(209,780)	8%
Gross Profit	1,068,869	833,134	235,735	28%
Operating Expenses	(2,559,941)	(2,118,117)	(441,824)	21%
Loss from Operations	(1,491,072)	(1,284,983)	(206,089)	16%
Other Expenses	(532,615)	(296,351)	(236,264)	80%
Net Loss	$(2,023,687)	$(1,581,334)	$(442,264)	28%

Revenues

We had revenues of $4,074,173 from operations during the nine months January 31, 2026 as compared to $3,628,658 of revenues during the nine months ended January 31, 2025. The increase in revenue is attributed to an increase in the availability of inventory during the nine months ended January 31, 2026.

Net Loss

Our unaudited financial statements report a net loss of $2,023,687 for the nine months ended January 31, 2026 compared to a net loss of $1,581,334 for the nine months ended January 31, 2025. The increase in net loss was due to an increase in general and administrative, professional fees and interest expense.

Expenses

Our operating expenses for the nine months ended January 31, 2026 were $2,559,941 compared to $2,118,117 for the nine months ended January 31, 2025. Operating expenses for the nine months ended January 31, 2026 consisted of $1,822,530 in general and administrative, $549,813 in professional fees, $19,913 in professional fees – related parties and $167,685 in management fees and salaries – relates parties. Operating expenses for the nine months ended January 31, 2025 consisted of $1,380,221 in general and administrative, $454.831 in professional fees, $16,373 in professional fees – related parties and 266,692 in management fees and salaries – relates parties. The increase in operating expenses during the nine months ended January 31, 2026 was mainly due to an increase in general and administration and an increase in professional fees. The increase in general and administration expenses incurred during nine months ended January 31, 2026 was due to the increase in digital marketing, delivery and fleet, software fees and warehouse expenses and payroll expenses. The increase in professionals was mainly due to the increase in audit fees, consulting fees and stock-based compensation During the nine months ended January 31, 2026, the Company incurred stock-based compensation of $197,162 as compared to $44,953 incurred during the nine months ended January 31, 2025.

Our other expenses for the nine months ended January 31, 2026 were $532,615 compared to $296,351 for the nine months ended January 31, 2025. During the nine months ended January 31, 2026 and 2025, the Company incurred interest expense of $531,118 and 308,862comprised of loan interest of $470,988 and $228,673, interest expense from finance leases of $20,330 and $12,028 and debt discount amortization of $39,800 and $68,161, respectively. During the nine months ended January 31, 2026 and January 31, 2025, the Company incurred other expense of $1,497 and recognized other income of $12,511 from disposal of an automobile, respectively.

Liquidity and Financial Condition

Working Capital

	January 31,	April 30,
	2026	2025

Current Assets	$181,762	$478,225
Current Liabilities	$6,689,744	$6,035,191
Working Capital (Deficiency)	$(6,507,982)	$(5,556,966)

Our total current assets as of January 31, 2026 were $181,762 as compared to total current assets of $478,225 as of April 30, 2025 due to the decrease in cash and inventory. Our total current liabilities as of January 31, 2026, were $6,689,744 as compared to total current liabilities of $6,035,191 as of April 30, 2025, due primarily to the increase in promissory note payable, finance lease liabilities and accounts payable and accrued liabilities.

Our working capital deficit on January 31, 2026 was $6,507,982 as compared to working capital deficit of $5,556,966 as of April 30, 2025 due to the factors noted above.

Cash Flows

	Nine Months Ended January 31,
	2026	2025

Cash Flows used in Operating Activities	$(1,035,756)	$(770,281)
Cash Flows used in Investing Activities	-	(30.212)
Cash Flows provided by Financing Activities	717,404	740,916

Net decrease in cash during period	$(318,352)	$(59,577)

Operating Activities

Net cash used in operating activities was $1,035,756 for the nine months ended January 31, 2026 compared with $770,281 net cash used in operating activities during the same period in 2025.

During the nine months ended January 31, 2026, net cash used in operating activities was attributed to net loss of $2,023,687 decreased by stock-based compensation of $197,162, loss from trade in of automobile of $1,499, non-cash interest expense for convertible note conversion of $171,355, non- cash interest expense for promissory note inducement of $91,194,  stock payable for lease expense of $22,500, stock payable for promissory note extension 11,314, depreciation of furniture and equipment of $27,265, depreciation of right -of-use assets of $114,281, amortization of intangible assets of $5,254, amortization of promissory note discount of $133,032 and interest expense on finance lease of $20,183 and a net change in operating assets and liabilities of $206,293, and was increased by  reversal of non-cash expense for promissory note extension 13,400

During the nine months ended January 31, 2025, net cash used in operating activities was attributed to net loss of $1,581,334 decreased by stock-based compensation of $44,953, stock issued for promissory note extension of $35,880, non-cash interest expense for promissory note of $16,200, stock payable for lease expense of $22,500, stock payable for interest expense for promissory note s of $16,708, depreciation of furniture and equipment of $38,168, depreciation of right-of-use-assets of $39,284, amortization of intangible assets of $21,388, amortization of promissory note discount of $68,161, interest expense on finance lease of $12,027, increased by other income from insurance coverage on damaged automobile of $12,511 and decreased by a net change on operating assets and liabilities of $508,295.

Investing Activities

During the nine months ended January 31, 2026 and 2025, we used $0 and $30,212, respectively, in investing activities.

During the nine months ended January 31, 2026, the Company acquired no automobiles for $0.

During the nine months ended January 31, 2025, the Company acquired four automobiles for $67,874 and received proceed from disposal of vehicles of $37,662.

Financing Activities

During the nine months ended January 31, 2026, net cash from financing activities was $717,404 compared to $740,916 during the same period in 2025.

Cash flows from financing activities during the nine months ended January 31, 2026 were derived from proceeds from issuance of promissory notes totaling $934,500 offset by repayment of promissory notes of $141,916 and repayment for finance leases of $75,180.

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

Going Concern

As of January 31, 2026, we had cash on hand of $17,897. We generated revenues of $4,074,173 and gross profit of $1,068,869 during the nine months ended January 31, 2026, but incurred net loss of $2,023,687 during the period and a cumulative net loss of $45,799,053 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2026. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2026, the Company issued 375,000 shares of common stock as loan inducements for promissory notes.

On November 26, 2025, the Company issued 465,621 of common stock for the repayment of aggregate principal amount of a promissory note at $30,000.

On February 03, 2025, the Company issued 441,075 shares of common stock for repayment of a promissory note.

On February 12, 2026, the Company issued 183,500 shares of common stock for a repayment of a promissory note

On February 12, 2026, the Company issued 40,000 shares of common stock for an extension of a promissory note

On February 12, 2026, the Company issued 78,000 shares of common stock for a loan inducement for a promissory note

On February 12, 2026, the Company issued 90,750 shares of common stock for an extension of a promissory note

On February 12, 2026, the Company issued 225,000 shares of common stock for a loan inducement for a promissory note

On February 20, 2026, the Company issued 960,000 shares of common stock for consulting services

On February 20, 2026, the Company issued 280.000 shares of common stock for an extension for a promissory note

On February 20, 2026, the Company issued 244,871 shares of common stock for consulting services

On February 20, 2026, the Company issued 44,000 shares of common stock for consulting services

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans. During the three months ended January 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GPO PLUS, INC.

Date: March 10, 2026	By:	/s/ Brett H. Pojunis
Brett H. Pojunis
President Chief Executive Officer and
Chief Financial Officer, Treasurer,
Secretary, and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

