Form 10-K
period 2026-04-30
GPO Plus, Inc.
filed 2026-08-11
CIK 1673475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2026

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of October 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,362,726 based on a $0.084 average bid and asked price on such date. Solely for the purpose of this disclosure, such shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of August 6, 2026, the Registrant had 96,773,765 shares of common stock issued and outstanding.

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

Employees and Consultants

We had 24 employees as of April 30, 2026, or as at the date of this Annual Report. As of the date of this Annual Report we are actively recruiting employees. We anticipate that we will require approximately 10 to 15 employees during fiscal 2027. We may also engage independent contractors as required to assist us in developing our business.

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

We do not, currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

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

Holders

As of July 13, 2026, we had 151 shareholders of record of our common stock with 94,297,126 shares of common stock issued and outstanding.

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

The following table provides information regarding our equity compensation plans as of April 30, 2026:

Equity Compensation Plan Information
	Number of		Number of
	securities to	Weighted-	securities
	be issued	average	remaining
	upon exercise	exercise price	available
	of outstanding	of outstanding	for future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation
Plan category	rights	rights	plans
Equity compensation plans approved by security holders			1,867,122

	-	N/A	common shares

Recent Sales of Unregistered Securities

During the three months ended April 30, 2026, the Company issued 303,000 shares of common stock as loan inducements for promissory notes.

During the three months ended April 30, 2026, the Company issued 410,750 shares of common stock for term extension of promissory notes.,

During the three months ended April 30, 2026, the Company issued 2,059,802 of common stock for the repayment of aggregate principal amount of promissory notes at $76,314 and accrued interest of $56,710.

During the three months ended April 30, 2026, the Company issued 1,473,871 shares of common stock to non-affiliated consultants at $115,692 for services.

During the three months ended April 30, 2026, the Company issued 25,000 shares of common stock to the CEO and CFO of the Company at $1,851 for services.

On May 8, 2026, the Company issued 300,000 shares of common stock as loan inducements for promissory note

On May 19, 2026, the Company issued 393,081 shares of common stock for repayment of a promissory note.

On May 20, 2026, the Company issued 380,317 shares of common stock for repayment of a promissory note.

On May 27, 2026, the Company issued 566,509 shares of common stock for repayment of a promissory note.

On June 10, 2026, the Company issued 781,250 shares of common stock for repayment of a promissory note.

On July 6, 2026, the Company issued 200,000 shares of common stock as loan inducements for promissory note

On June 25, 2026, the Company issued 371,333 shares of common stock for repayment of a promissory note.

On July 14, 2026, the Company issued 763,807 shares of common stock for repayment of a promissory note.

On July 21, 2026, the Company issued 518,737 shares of common stock for repayment of a promissory note.

On July 28, 2026, the Company issued 756,543 shares of common stock for repayment of a promissory note.

On July 30, 2026, the Company issued 437,062 shares of common stock for repayment of a promissory note.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended April 30, 2026, or subsequently through the date of this report.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended April 30, 2026 and 2025, which are included herein.

Year Ended April 30, 2026, Compared to the Year Ended April 30, 2025

	Year Ended
	April 30,
	2026	2025	Changes	%

Revenues	$5,512,066	$4,744,856	$767,210	16%
Cost of revenue	(4,097,932)	(3,613,051)	(484,881)	13%
Gross Profit	1,414,134	1,131,805	282,329	25%
Operating Expenses	(3,524,446)	(4,330,067)	805,621	-19%
Loss from Operations	(2,110,312)	(3,198,262)	1,087,950	-34%
Other Expenses	(310,578)	(1,137,057)	826,479	-73%
Net Loss	$(2,420,890)	$(4,335,319)	$1,914,429	-44%

Revenues

We had revenues of $5,512,066 from operations during the year ended April 30, 2026, as compared to $4,744,856 of revenues during the year ended April 30, 2025. The increase in revenue is attributed to an increase in the availability of inventory during the year ended April 30, 2026

Net Loss

Our financial statements report a net loss of $2,420,890 for the year ended April 30, 2026, compared to a net loss of $4,335,319 for the year ended April 30, 2025. The decrease in net loss was due to a decrease in general and administrative, professional fees and interest expense and the increase in accounts payable written off.

Expenses

Our operating expenses for the year ended April 30, 2026, were $3,524,446 compared to $4,330,067 for the year ended April 30, 2025. Operating expenses for the year ended April 30, 2026, consisted of $2,393,760 in general and administrative, $876,476 in professional fees, $26,013 in professional fees – related parties and $227,927 in management fees and salaries – relates parties. Operating expenses for the year ended April 30, 2025, consisted of $1,819,725 in general and administrative, $1,881,811 in professional fees, $286,929 in professional fees – related parties and $341,602 in management fees and salaries – relates parties.

The decrease in operating expenses during the year ended April 30, 2026, was mainly due to a decrease in professional fees mainly due to the decrease in stock-based compensation incurred. During the year ended April 30, 2026, the Company incurred stock-based compensation of $421,132 as compared to $1,591,571 incurred during the year ended April 30, 2025.

Our other expenses for the year ended April 30, 2026, were $310,578 compared to $1,137,057 for the year ended April 30, 2025. During the year ended April 30, 2026, and 2025, the Company incurred interest expense of $722,426 and $1,158,600 comprised of loan interest of $628,454 and $1,104,470, interest expense from finance leases of $26,172 and $16,482 and debt discount amortization of $67,800 and $37,648, respectively. During the year ended April 30, 2026, the Company recognized accounts payable written off of $413,345 and incurred loss from trade-in of automobile of $1,497. During the year ended April 30, 2025, the Company recognized gain from disposal of automobile of $21,543.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2026	2025

Current Assets	$74,206	$478,225
Current Liabilities	$6,699,547	$6,035,191
Working Capital (Deficiency)	$(6,625,341)	$(5,556,966)

Our total current assets as of April 30, 2026, were $74,206 as compared to total current assets of $478,225 as of April 30, 2025, due to the decrease in cash, accounts receivable and inventory. Our total current liabilities as of April 30, 2026, were $6,699,547 as compared to total current liabilities of $6,035,191 as of April 30, 2025, due primarily to the increase in promissory note payable, finance lease liabilities, amount due to related parties and accrued interest.

Our working capital deficit on April 30, 2026, was $6,625,341 as compared to working capital deficit of $5,556,966 as of April 30, 2025, due to the factors noted above.

Cash Flows

	Year Ended
	April 30,
	2026	2025

Cash Flows used in Operating Activities	$(1,410,464)	$(1,043,037)
Cash Flows used in Investing Activities	-	(30,212)
Cash Flows provided by Financing Activities	1,081,721	1,340,083
Net increase (decrease) in cash during period	$(328,743)	$266,834

Operating Activities

Net cash used in operating activities was $1,410,464 for the year ended April 30, 2026, compared with $1,043,037 net cash used in operating activities during the same period in 2025.

During the year ended April 30, 2026, net cash used in operating activities was attributed to net loss of $2,420,890 decreased by stock-based compensation of $421,131, loss from trade in of automobile of $1,499, non-cash interest expense for convertible note conversion of $171,355, non- cash interest expense for promissory note inducement of $40,139, non-cash interest expense for promissory note extension of $28,000,  stock payable for lease expense of $30,000, stock payable for promissory note inducement of $33,167, stock payable for promissory note extension $51,555, depreciation of furniture and equipment of $28,240, depreciation of right -of-use assets of $154,701, amortization of intangible assets of $5,254, amortization of promissory note discount of $176,904 and interest expense on finance lease of $25,994 and a net change in operating assets and liabilities of $269,231, and was increased by written off of accounts payable $413,345 and  reversal of non-cash expense for promissory note extension 13,400.

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

Investing Activities

During the year ended April 30, 2026, and 2025, we used $0 and $30,212, respectively, in investing activities.

During the year ended April 30, 2025, we used $67,874 for purchase of property and equipment and proceed from disposal of vehicle $37,662.

Financing Activities

During the year ended April 30, 2026, net cash from financing activities was $1,081,721 compared to $1,340,083 during the same period in 2025.

Cash flows from financing activities during the year ended April 30, 2026, were derived from proceeds from issuance of promissory notes totaling $1,334,500 offset by repayment of promissory notes of $141,916 and repayment for finance leases of $110,863.

During the year ended April 30, 2025, we received proceeds from issuance of promissory notes of $755,400 and proceeds for issuance of Series C preferred shares of $590,000, proceeds from subscription of C preferred shares $310,000. offset by repayments for finance leases of $66,097, repayment of promissory note $99,200 and repayment from return of C preferred shares.

Cash Requirements

As of April 30, 2026, we had cash of $7,506, prepaid expenses of $33,899 and inventory of $32,801. During the year ended April 30, 2026, we received proceeds from issuance of promissory notes of $1,334,500. During the year ended April 30, 2026, the Company recognized revenue of $5,512,066, incurred cost of revenue of $4,097,932 and generated gross profit of $1,414,134. During the year ended April 30, 2025, the Company recognized revenue of $4,744,856, incurred cost of revenue of $3,613,051 and generated gross profit of $1,131,805.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated
Description	Expenses ($)
Public Company + Professional Fees	$200,000
General & Administrative Expense	$1,900,000
Marketing Expenses	$700,000
Initial Personnel	$100,000
GPO Distro	$500,000
GPO Supplies - Inventory	$100,000
Unallocated Working Capital/Contingency	$200,000
Total Expenses	$3,700,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $3,700,000 over the next 12 months to pay for our planned expenses. In addition, our planned expenses, including legal, accounting and audit fees, and general and administrative expenses, may be higher in the event we enter into any significant transactions. These planned cash requirements are in excess of our current cash and working capital resources. Although our cash requirements may be offset in part by anticipated revenues, we will require additional financing in order to continue operations, execute our business plan, and repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Revenue Recognition

During the year ended April 30, 2026, the Company generated its first revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

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

Report on the Independent Registered Public Accounting Firm

Board of Directors and Shareholders

GPO Plus, Inc.

3571 East Sunset Road, Suite 300

Las Vegas, Nevada 89120

United States

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPO Plus, Inc (the “Company”) as of April 30, 2026, and 2025 and the related statements of operations and changes in stockholders’ deficit, and cash flows, for the year ended April 30, 2026, and 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026, and 2025, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has an accumulated deficit and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Promissory Notes and Related Debt Transactions

As of April 30, 2026, the Company reported promissory notes payable, net of debt discount, of approximately $3.75 million. During the year, the Company entered into multiple financing transactions involving promissory notes, loan inducements, debt extensions, debt conversions into common stock, and debt repayments through equity issuances. The accounting for these transactions required significant management judgment in determining the appropriate accounting treatment, measuring debt discounts, recognizing non-cash interest expense, and evaluating debt modifications under U.S. GAAP. Because auditing these transactions involved especially challenging and complex auditor judgment, we determined that the accounting for promissory notes and related debt transactions was a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to this critical audit matter included, among others, the following:

•	We inspected the underlying promissory note agreements, amendments, and debt conversion documents.
•	We evaluated management's accounting for debt issuances, modifications, conversions, and related debt discounts in accordance with U.S. GAAP.
•	We recalculated debt discount amortization, non-cash interest expense, and equity issued in connection with debt transactions.
•	We tested the completeness and accuracy of promissory note balances and related disclosures in the financial statements.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2025.

Las Vegas, Nevada

Aug 10, 2026

PCAOB ID Number 6797

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

GPO PLUS, INC.

BALANCE SHEETS

	April 30,	April 30,
	2026	2025
ASSETS
Current Assets:
Cash	$7,506	$336,249
Accounts receivable	-	55,012
Prepaid expenses	33,899	3,665
Inventory, net	32,801	83,299
Total Current Assets	74,206	478,225

Finance lease right-of-use assets, net	367,425	206,031
Property and equipment, net	55,229	96,968
Intangible assets, net	-	5,254
TOTAL ASSETS	$496,860	$786,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,034,205	1,511,492
Accrued interest	551,996	504,811
Accrued liabilities - related parties	404,389	338,502
Deposits	-	8,213
Convertible note payable, net of debt discount of $0	-	28,000
Promissory note payable, net of debt discount of $50,279 and $104,248, respectively	3,747,081	2,630,844
Finance lease liabilities	207,147	63,027
Stock payable - related parties	36,558	12,395
Stock payable	718,171	937,907
Total Current Liabilities	6,699,547	6,035,191

Finance lease liabilities - non-current	196,552	126,446
Total Liabilities	6,896,099	6,161,637

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 50,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 146.5 shares issued and outstanding	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 250,000,000 shares authorized; 91,190,126 shares and 76,657,368 shares issued and outstanding issued and outstanding, respectively	9,120	7,666
Additional paid in capital	37,870,631	36,475,275
Accumulated deficit	(46,196,256)	(43,775,366)
Total Stockholders' Deficit	(8,316,393)	(7,292,313)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$496,860	$786,478

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2026	2025

Revenue	$5,512,066	$4,744,856
Cost of revenue	4,097,932	3,613,051
Gross Profit	1,414,134	1,131,805

Operating Expense
General and administrative	2,393,760	1,819,725
Professional fees (including stock-based compensation of $395,118 and $1,304,642, respectively)	876,746	1,881,811
Professional fees - related parties (including stock-based compensation of $26,013 and $286,929, respectively)	26,013	286,929
Management fees and salaries - related parties	227,927	341,602
Total Operating Expense	3,524,446	4,330,067

Loss from operations	(2,110,312)	(3,198,262)

Other Income (Expense)
Accounts payable written off	413,345	-
Other income (expense)	(1,497)	21,543
Interest expense	(722,426)	(1,158,600)
Total Other Expense	(310,578)	(1,137,057)

Net Loss	$(2,420,890)	$(4,335,319)

Net Loss Per Common Share: Basic and Diluted	$(0.03)	$(0.07)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	85,692,521	58,013,107

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2026, AND 2025

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2024	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	105	$-	115,000	$12	57,518,014	$5,752	$-	$33,971,357	$(39,440,047)	$(5,462,826)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	3,099,000	310	-	127,359	-	127,669
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	4,516,317	452	-	523,273	-	523,725
Issuance of common stock for loan interest	-	-	-	-	-	-	-	-	-	-	291,000	29	-	46,371	-	46,400
Issuance of common stock for lease	-	-	-	-	-	-	-	-	-	-	150,000	15	-	20,085	-	20,100
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	340,000	34	-	25,366	-	25,400
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	-	-	1,000,000	100	-	9,900	-	10,000
Issuance of common stock for services - related parties	-	-	-	-	-	-	-	-	-	-	2,377,500	238	-	297,535	-	297,773
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	7,960,915	796	-	1,033,969	-	1,034,765
Return of common stock	-	-	-	-	-	-	-	-	-	-	(595,378)	(60)	-	60	-	-
Subscription Receivable	-	-	-	-	-	-	-	-	-	-	-	-	60,000	-	-	60,000
Issuance of Series C Preferred Shares for cash	-	-	-	-	-	-	57	-	-	-	-	-	(60,000)	570,000	-	510,000
Return of Series C Preferred Shares	-	-	-	-	-	-	(15)	-	-	-	-	-	-	(150,000)	-	(150,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,335,319)	(4,335,319)
Balance, April 30, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	76,657,368	$7,666	$-	$36,475,275	$(43,775,366)	$(7,292,313)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	1,772,750	177	-	134,715	-	134,892
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	2,270,179	227	-	288,250	-	288,477
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	3,777,999	378	-	267,646	-	268,024
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	-	-	2,827,959	283	-	282,516	-	282,799
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	3,858,871	386	-	420,381	-	420,767
Issuance of common stock for services - related party	-	-	-	-	-	-	-	-	-	-	25,000	3	-	1,848	-	1,851
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,420,890)	(2,420,890)
Balance, April 30, 2026	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	91,190,126	$9,120	$-	$37,870,631	$(46,196,256)	$(8,316,393)

 The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,420,890)	$(4,335,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation for services	395,118	1,304,642
Stock-based compensation for services - related parties	26,013	286,929
Stock issued for settlement of leases	-	20,100
Other income from gain on promissory note settlement	-	(9,032)
Other income from insurance coverage on damaged automobile	-	(12,511)
Loss from trade in of automobile	1,499	-
Written off of accounts payable	(413,345)	-
Non-cash interest expense for convertible note conversion	171,355	-
Non-cash interest expense for promissory note inducement	40,139	-
Non-cash interest expense for promissory note extension	28,000	491,750
Non-cash interest expense for promissory note	-	32,908
Reversal of non-cash interest expense for promissory note extension	(13,400)	-
Stock payable for lease expense	30,000	7,500
Stock payable for promissory note inducement	33,167	-
Stock payable for promissory note extension	51,555	256,513
Depreciation of furniture and equipment	28,240	48,165
Depreciation of right-of-use-assets	154,701	55,879
Amortization of intangible assets	5,254	28,518
Amortization of promissory note discount	176,904	115,870
Interest expense on finance lease	25,994	13,081
Changes in operating assets and liabilities:
Accounts receivable	55,012	2,780
Prepaid expenses	(12,347)	31,475
Inventory	50,498	318,853
Accounts payable and accrued liabilities	(68,944)	(46,056)
Accrued interest	187,339	231,403
Accrued liabilities - related parties	65,887	105,302
Deposit	(8,213)	8,213
Net cash used in Operating Activities	(1,410,464)	(1,043,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of vehicle	-	37,662
Purchase of property and equipment	-	(67,874)
Net cash used in Investing Activities	-	(30,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(110,863)	(66,097)
Proceeds from issuance of promissory notes	1,334,500	755,400
Repayment of promissory notes	(141,916)	(99,220)
Repayment from return of series C preferred shares	-	(150,000)
Proceeds from subscription of series C preferred shares	-	330,000
Proceeds from issuance of series C preferred shares	-	570,000
Net cash provided by Financing Activities	1,081,721	1,340,083

Net change in cash for period	(328,743)	266,834
Cash at beginning of period	336,249	69,415
Cash at end of period	$7,506	$336,249

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$13,800	$550

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$316,094	$52,593
Stock payable for promissory note inducement	$33,167	$7,151
Stock payable for promissory note extension	$51,555	$-
Stock payable for repayment of promissory notes	$-	$6,050
Return of common stock	$-	$60
Issuance of common stock for note inducement	$40,139	$87,449
Issuance of common stock for note extension	$28,000	$-
Issuance of common stock for repayment of promissory notes	$211,314	$21,200
Issuance of common stock for conversion of debts	$171,355	$10,000

The accompanying notes are an integral part of these audited financial statements.

GPO PLUS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

YEAR ENDED APRIL 30, 2026, AND 2025

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of April 30, 2026, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $46,196,256. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

As of April 30, 2026, and April 30, 2025, the Company had cash of $7,506 and $336,249, respectively.

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

As of April 30, 2026, and April 30, 2025, the Company had accounts receivable of $0 and $55,012, respectively.

 As of April 30, 2025, the Company has one customer concentrated over 10% of the accounts receivable at 36%, respectively.

Prepaid Expense

Prepaid expenses relate to security deposit for an office premise and prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

	April 30,	April 30,
	2026	2025
Security Deposit for office and warehouse	$12,500	$3,500
Prepayment for services to consultants	-	165
Prepayment for interest on promissory notes	21,399	-
Total	$33,899	$3,665

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of April 30, 2026, and April 30, 2025, the Company recorded inventory reserve of $2,469 and $6,270 for slow moving or obsolete inventory.

As of April 30, 2026, and April 30, 2025, the Company had finished goods inventory, net of inventory reserve of $32,801 and $83,299, respectively.

	April 30, 2026	April 30, 2025
Nutriumph®	$8,648	$32,412
Distro	24,153	12,574
Loon	-	31,926
Vyve	-	5,796
Coast	-	591
	$32,801	$83,299

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During year ended April 30, 2026, and 2025, no impairment losses have been identified.

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

During the year ended April 30, 2026, and 2025, the Company recognized $5,512,066 and $4,744,856 of revenues and incurred cost of revenue of $4,097,932 and $3,613,051 and generated gross profit of $1,414,134 and $1,131,805 during the year ended April 30, 2026, and 2025, respectively. In regard to the sales that occurred during the year ended April 30, 2026, and 2025, there are no unfulfilled obligations related to the merchandise and product sales.

During the year ended April 30, 2026, the Company has one customer who contributed over 10% of total sales at 92%.

During the year ended April 30, 2025, the Company has one customer who contributed over 10% of total sales at 93%.

Accounts payable and accrued liabilities.

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of April 30, 2026 and April 30, 2025, accounts payable and accrued liabilities were $964,720 and $1,511,492, comprised of trade payable of $912,636 and $1,457,727 and payroll liabilities of $52,084 and $53,765, respectively.

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

During the year ended April 30, 2026, and 2025, the Company recorded $421,131 stock-based compensation expense and $1,591,571 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Year Ended
	April 30,
	2026	2025
Common stock award to consultants	$395,118	$1,304,642
Common stock award to management and executives - related parties	26,013	286,929
	$421,131	$1,591,571

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the year ended April 30, 2026 and 2025, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	April 30,	April 30,
	2026	2025
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Convertible Notes	-	28,000
Warrants	-	168,000
Common Stock Payable	4,772,959	4,776,756
	5,772,959	5,972,756

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on April 30, 2026, and 2025, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of April 30, 2026, and April 30, 2025, convertible shares from the Company’s non-affiliate convertible notes were 0 share and 28,000 shares, respectively. (Note 8)

As of April 30, 2026, and April 30, 2025, the outstanding warrants issued in connection with these convertible notes were 0 and 168,000, respectively. (Note 6)

As of April 30, 2026, and April 30, 2025, the Company had stock payable of $424,728 and $620,302 for outstanding 4,772,959 shares and 4,776,756 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Year Ended
	April 30,
	2026	2025
Net loss per share, basic diluted	$(0.03)	$(0.07)
Net loss per common shares outstanding:
Founders Class A Common stock	$(21.05)	$(37.70)
Ordinary Common stock	$(0.03)	$(0.07)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	85,577,521	57,898,107
Total weighted average shares outstanding	85,692,521	58,013,107

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures of certain income statement expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, either prospectively or retrospectively.

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments – Credit Losses” (Topic 326): “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No.2025-11- “Interim Reporting” (Topic270): “Narrow-Scope Improvements” which is designed to improve the navigability of interim reporting guidance and clarify its applicability without fundamentally changing the nature of interim reporting. In introduces a principle requiring entities to disclose events or changes since the last annual reporting period that have a material impact on the entity. The new guidance is effective for annual reporting periods beginning December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

New Adopted Accounting Standards

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $5,254 and $28,518 for the year ended April 30, 2026, and 2025, recorded as general and administrative expenses. Through April 30, 2026, the intangible assets were fully amortized. As of April 30, 2026, and April 30, 2025, the intangible assets were $0 and $5,254, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2026, and April 30, 2025, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$72,504	$9,215	$59,503	$141,222
Additions	-	-	67,874	67,874
Disposal	-	-	(31,503)	(31,503)
April 30, 2025	$72,504	$9,215	$95,874	$177,593
Disposal	-	-	(16,874)	(16,874)
April 30, 2026	$72,504	$9,215	$79,000	$160,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2024	$28,490	$5,760	$4,563	$38,813
Additions	20,809	3,455	23,901	48,165
Disposal	-	-	(6,353)	(6,353)
April 30, 2025	$49,299	$9,215	$22,111	$80,625
Additions	16,390	-	11,850	28,240
Disposal	-	-	(3,375)	(3,375)
April 30, 2026	$65,689	$9,215	$30,586	$105,490

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2025	$23,205	$-	$73,763	$96,968
April 30, 2026	$6,815	$-	$48,414	$55,229

During the year ended April 30, 2025, the Company acquired four automobiles of $67,874.

During the year ended April 30, 2026, the Company disposed of an automobile at net amount of $13,499and incurred loss on disposal of $1,497.

During the year ended April 30, 2025, the Company disposed of an automobile at net amount of $25,151 which was damaged from an accident. The Company received proceed from insurance coverage of $37,662 and recorded other income of $12,511.

As of April 30, 2026 and April 30, 2025, Property and Equipment were $55,229 and $96,968, respectively. Depreciation expenses of $28,240 and $48,165 were incurred during the year ended April 30, 2026 and 2025, respectively.

NOTE 6 - CAPITAL STOCK

Share Capital

On April 24, 2026, the Company increased the authorized share capital from 90,000,000 shares to 250,000,000, and preferred shares from 1,000,000 to 50,000,000 shares to consisting of the following:

•	250,000,000 shares of ordinary common stock
•	10,000,000 shares of founders’ class A common stock
•	50,000,000 shares of blank check common stock
•	500,000 shares of founders’ series A non-voting redeemable preferred stock
•	49,500,000 shares of blank check preferred stock (including 200 shares of Series C Preferred Stock subsequent designated on December 18, 2023)

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders			1,867,122
	-	N/A	common shares

(1)

On April 4, 2023, the Company issued 332,878 shares of immediately vested common stock to employees and consultants under the 2023 Equity Incentive Plan. The market value of the shares on the grant date was $0.162 per share, resulting in a $53,892.96 expense and 1,867,122 remaining shares issuable under the plan. No options or warrants were issued in connection with these common shares.

Ordinary Common Stock

Year ended April 30, 2026

During the year ended April 30, 2026, the Company issued 1,772,750 shares of common stock as loan inducements for promissory notes.

During the year ended April 30, 2026, the Company issued 2,270,179 shares of common stock for term extension of promissory notes.

During the year ended April 30, 2026, the Company issued 3,777,999 of common stock for the repayment of aggregate principal amount of promissory notes at $211,314 and accrued interest of $56,710.

During the year ended April 30, 2026, the Company issued 2,827,959 shares of common stock for the conversion of convertible notes for principal amount of $28,000 and accrued interest of $83,444.

During the year ended April 30, 2026, the Company issued 3,858,871 shares of common stock to non-affiliated consultants at $420,767 for services.

During the year ended April 30, 2026, the Company issued 25,000 shares of common stock to the CEO and CFO of the Company at $1,851 for services.

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

As of April 30, 2026, and April 30, 2025, the issued and outstanding ordinary common stock was 91,190,126 shares and 76,657,368 shares, respectively.

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

As of April 30, 2026, and April 30, 2025, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of April 30, 2026, and April 30, 2025, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of April 30, 2026, and April 30, 2025, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

During the year ended April 30, 2026, there were no transactions for series C preferred stock.

During the year ended April 30, 2025, the Company issued 59 shares of series C preferred stock for cash proceeds of $590,000.

During the year ended April 30, 2025, the Company refunded $150,000 to investors for the return of 15 shares of series C preferred stock originally issued from March to June 2024.

As of April 30, 2026, and April 30, 2025, the issued and outstanding shares of series C preferred stock were 148.5 shares and 104.5 shares, respectively.

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

During the year ended April 30, 2025, the 168,000 stock purchase warrants expired.

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended April 30, 2025:

	Number of Shares	Weighted- Average Exercise Price
Balances as of April 30, 2024	168,000	$1.25
Expired	(168,000)	1.25
Balances as of April 30, 2025	-	$-

As of April 30, 2026 and April 30, 2025, there were no outstanding warrants.

Stock Payable

As of April 30, 2026, and April 30, 2025, the Company had stock payable of $754,729 and $950,302 for outstanding 330 shares and 330 shares of Preferred C shares at $330,000 and $330,000, outstanding 4,772,959 and 4,776,756 common shares, comprised of stock payable of $36,558 and $12,395 for outstanding 372,500 and 92,500 common shares to related parties and stock payable of $388,171 and $917,907 for outstanding 4,400,459 and 4,684,256 common shares to non-affiliates, respectively. As of April 30, 2026, and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded under current liabilities in the Balance Sheets.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $33,167 and $7,151 for outstanding 428,000 common shares and 201,000 common shares for loan inducements of promissory notes, respectively.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $24,163 and $12,395 for outstanding 280,000 and 92,500 common shares to executives and senior management, respectively. (Note 7)

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $242,351 and $330,693 for outstanding 2,864,377and 2,467,857 common shares to consultants and employees for services, respectively.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $30,000 and $7,500 for outstanding 358,314 and 55,970 common shares for office rent, respectively.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $6,050 and $6,050 for outstanding 45,149 and 45,149 common shares for repayment of outstanding principal balance of promissory notes.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $51,555 and $256,513 for outstanding 659,691and 1,914,280 common shares related to term extension of promissory notes.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $330,000 and $330,000 for outstanding 330 shares and 330 share of Preferred C for cash proceed.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the year ended April 30, 2026, and 2025, and shareholding and salary payable as of April 30, 2026, and April 30, 2025, are summarized as below:

		Year Ended April 30, 2026
Name	Title	Wages Expense	Management/Consulting Fees	Stock Compensation
Brett H. Pojunis	CEO and CFO	$167,927	$-	$23,163
Michael Fugler	Advisor - Affiliate	-	60,000	-
Dorsey Ladorse Sparks	VP - Distro Plus	-	-	2,850
		$167,927	$60,000	$26,013

	Year Ended April 30, 2025
Title	Wages Expense	Management/ Consulting Fees	Stock Compensation
CEO and CFO	$164,838	$-	$153,438
Advisor - Affiliate	-	60,000	13,400
President - Distro Plus	-	-	(23,240)
Operational Manager	-	-	-
VP - Distro Plus	116,764	-	143,330
Director	-	-	-
	$281,602	$60,000	$286,928

	As of April 30, 2026

	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable	Stock Payable
CEO and CFO	10,125,000	500,000	-	$16,708	$29,688
Advisor - Affiliate	6,553,000	500,000	175,000	330,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	-	6,870
Director	1,893,750	-	-	-	-
	22,041,208	1,000,000	175,000	$351,708	$36,558

	As of April 30, 2025
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees
Title	(Shares)	(Shares)	(Shares)	Payable	Stock Payable
CEO and CFO	10,100,000	500,000	-	$13,800	$8,375
Advisor - Affiliate	6,553,000	500,000	175,000	270,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	8,843	4,020
Director	1,893,750	-	-	-	-
	22,016,208	1,000,000	175,000	$297,643	$12,395

CEO and CFO

During the year ended April 30, 2026, and 2025, the Company issued 25,000 shares and 1,187,500 shares of common stock to the CEO and CFO valued at $1,850 and $145,063, respectively.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $24,163 and $8,375, respectively. As of April 30, 2026, and 2025, stock payable was $29,688 and $8,375, respectively.

During the year ended April 30, 2026, and 2025, the Company incurred management salary expenses of $167,927 and $164,838 to the CEO and CFO, respectively. As of April 30, 2026, and April 30, 2025, salary payable was $16,708 and $13,800, respectively.

Advisor – Affiliate

During the year ended April 30, 2026, and 2025, the Company issued 0 shares and 100,000 shares of common stock to the affiliated advisor valued at $0 and $13,400, respectively.

During the years ended April 30, 2026, and 2025, the Company incurred consulting fees of $60,000 and $60,000 to the affiliated advisor, respectively. As of April 30, 2026, and April 30, 2025, the total amount due to the affiliated advisor was $330,000 and $270,000, respectively.

President – Distro Plus

 During the year ended April 30, 2025, the Company cancelled the stock payable for 158,333 shares of $23,240.

As of April 30, 2026, and April 30, 2025, salary payable was $5,000 and $5,000, respectively.

VP – Distro Plus

During the year ended April 30, 2025, the Company awarded 1,090,000 shares of common stock to the Vice President of Distro Plus Division valued at $139,310, respectively.

During the year ended April 30, 2025, the Company incurred wages to the Vice President of $116,764. As of April 30, 2026, and April 30, 2025, the salary payable was $0 and $8,843, respectively.

During the year ended April 30, 2026, the Company recorded stock payable of $2,850 and $6,870 for 30,000 shares and 60,000 shares of common stock, respectively. As of April 30, 2026, and 2025, stock payable was $6,870 and $4,020, respectively.

NOTE 8 - COVERTIBLE NOTE PAYABLE

Convertible note payable on April 30, 2026, and April 30, 2025, consists of the following:

	April 30, 2026	April 30, 2025
Dated June 16, 2021	$-	$10,000
Dated September 8, 2021	-	18,000
Total convertible note payable	$-	$28,000

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

During the year ended April 30, 2026, the Company issued 12,827,959 shares of common stock for the conversion of convertible notes for total principal amount of $28,000 and accrued interest of $83,444.

During the year ended April 30, 2026, and 2025, the Company recorded interest expenses of $0 and $3,397, respectively. As of April 30, 2026, and April 30, 2025, the accrued interest payable was $0 and $83,442, respectively.

As of April 30, 2026, and April 30, 2025, the convertible note payable was $0 and $28,000, respectively.

NOTE 9 - PROMISSORY NOTE PAYABLE

Promissory note payable on April 30, 2026, and April 30, 2025, consists of the following:

	April 30, 2026	April 30, 2025
August 2022	$30,000	$112,500
September 2022	110,000	110,000
October 2022	165,000	229,350
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	34,120	55,000
March 2023	55,000	55,000
May 2023	74,800	74,800
June 2023	77,000	187,000
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	130,000	130,000
January 2024	150,000	150,000
February 2024	105,000	120,000
September 2024	99,000	110,000
October 2024	159,500	159,500
January 2025	33,000	82,500
February 2025	33,440	33,440
March 2025	119,295	121,000
April 2025	324,500	324,500
July 2025	304,205	-
August 2025	100,000	-
October 2025	235,000	-
November 2025	183,000	-
December 2025	30,000	-
January 2026	165,000	-
February 2026	340,000	-
March 2026	60,000	-
Total promissory notes payable, gross	3,797,360	2,735,090
Less: Unamortized debt discount	(50,279)	(104,246)
Total promissory notes	$3,747,081	$2,630,844

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 0.70 years

•	Annual interest rate of 10%-18%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the year ended April 30, 2026, and 2025, the Company issued promissory notes for aggregate principal amount of $1,417,205 and $830,940 for proceeds of $1,334,500 and $755,400, respectively.

During the year ended April 30, 2026, and 2025, the Company made repayment on principal balance of promissory notes of $141,916 and $99,200 and accrued interest of promissory notes of $13,800 and $10,222, respectively.

During the year ended April 30, 2026, and 2025, the Company issued 3,777,999 shares and 340,000 shares of common stock for the repayment of $211,314 and $16,500 principal balance and $56,710 and $0 accrued interest of promissory notes, respectively. During the year ended April 30, 2025, the Company recorded gain on note settlement of $9,032 from the repayment.

During the year ended April 30, 2026, and 2025, the Company issued 1,772,750 shares and 3,099,000 shares of common stock as loan inducements for promissory notes, respectively.

During the year ended April 30, 2026, and 2025, the Company issued 2,270,179 shares and 4,516,317 shares of common stock for term extension for promissory notes.

During the year ended April 30, 2025, the Company issued 291,000 shares of common stock for interest and fees on a promissory note upon issuance of the notes.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $33,167 and $7,151 for outstanding 428,000 common shares and 201,000 common shares for loan inducements of promissory notes, respectively.

During the year ended April 30, 2025, the Company recorded stock payable of $6,050 for outstanding 45,149 common shares for repayment of outstanding principal balance of promissory notes.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $51,555 and $256,513 for outstanding 659,691 and 1,914,280 common shares related to term extension of promissory notes.

During the year ended April 30, 2026, and 2025, the Company recorded interest expenses of $201,137 and $238,228, respectively. During the year ended April 30, 2026, and 2025, the Company made repayment on note interest of $13,800 and $10,222, respectively. As of April 30, 2026, and April 30, 2025, the accrued interest payable was $551,996 and $421,368, respectively.

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

During the year ended April 30, 2026, the Company entered into finance lease contracts for three vehicles with the ownership of the vehicles transferred to the Company at the end of the term of the leases. The terms of these leases ranging from three to six years with APR ranging from 7.03% to 9.49%. The Company made a down payment of $5,000 on one of these vehicles and traded in a Company owned automobile as trade-in credit valued at $12,000 for another two of these vehicles.

On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub to a new location at 6707 Yonkers Ave Lubbock, Texas. The lease commenced on May 22, 2025, and ended on August 22, 2028, at a cost of $4,500 per month with lease payment begins on August 22, 2025. (Note 11)

As of April 30, 2026, and April 30, 2025, the finance lease obligations included in current liabilities were $157,510 and $63,027 and finance lease obligations included in non-current liabilities were $246,189 and $126,446, respectively. During the year ended April 30, 2026, and 2025, repayment on finance lease was $110,863 and $66,097, respectively. During the year ended April 30, 2026, and 2025, interest expense was $25,994 and $16,482 and depreciation on the right-of-used assets was $154,701 and $55,879, respectively.

As of April 30, 2026, and April 30, 2025, the Company had the following lease obligations:

	Discount		April 30,	April 30,
	Rate	Maturity	2026	2025
Current	2.27% - 10.51%	March 2027 - July 2029	$207,147	$63,027
Non-current	2.27% - 10.51%	March 2027 - July 2029	196,552	126,446
			$403,699	$189,473

Balance - April 30, 2024	$189,896
Lease liability additions	49,192
Repayment of Lease liability	(66,097)
Imputed interest	16,482
Balance - April 30, 2025	$189,473
Lease liability additions	299,095
Repayment of Lease liability	(110,863)
Imputed interest	25,994
Balance - April 30, 2026	$403,699

The following table summarizes the maturity of our lease liabilities as of April 30, 2026:

Year Ended April 30,
2027	$223,984
2028	134,782
Thereafter	74,395
Total lease payments	433,161
Less: imputed interest	(29,462)
Lease liabilities	$403,699

As of April 30, 2026, the Company has right-of-use assets as follows:

Balance - April 30, 2024	$209,317
Additions	52,593
Depreciation	(55,879)
Balance - April 30, 2025	$206,031
Additions	316,095
Depreciation	(154,701)
Balance - April 30, 2026	$367,425

NOTE 11 - INCOME TAX

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

The reconciliation of the net operating loss for year ended April 30, 2026, and 2025 is shown as follows:

	Year Ended
	April 30,	April 30,
	2026	2025
Net loss	$(2,420,890)	$(4,335,319)
Add: Stock based compensation	421,131	1,591,571
Less: Accounts payable written off	(413,345)	-
Net operating loss	$(2,413,104)	$(2,743,748)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2026, and 2025 are as follows:

	April 30,	April 30,
	2026	2025
Net operating loss carryforward	$(12,104,233)	$(9,691,129)
Effective tax rate	21%	21%
Deferred tax asset	(2,541,889)	(2,035,137)
Less: Valuation allowance	2,541,889	2,035,137
Net deferred asset	$-	$-

The valuation allowance increased by $506,752 and $576,187 during the years ended April 30, 2026, and 2025, respectively. As of April 30, 2026, the Company had approximately $12.1 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2038 and 2046. NOLs generated in tax years prior to April 30, 2018, can be carried forward for twenty years, whereas NOLs generated after April 30, 2018, can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2026 are subject to review by the tax authorities.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended April 30, 2026, or 2025. The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties on April 30, 2026, or 2025. Tax returns for the years ending 2016 through 2025 are subject to review by the tax authorities.

NOTE 12 – SEGMENT REPORTING

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to April 30, 2026, and through the date that these financials were issued, the Company had the following subsequent events:

On May 7, 2026, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $181,500 Promissory Note for a purchase price of $150,100, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on May 7, 2027, and accrues interest at 10%.

On May 8, 2026, the Company issued 300,000 shares of common stock as loan inducements for promissory note

On May 13, 2026, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $50,000 Promissory Note. The note matures September 27, 2027, and accrues interest at 12%.

On May 19, 2026, the Company issued 393,081 shares of common stock for repayment of a promissory note.

On May 20, 2026, the Company issued 380,317 shares of common stock for repayment of a promissory note.

On May 27, 2026, the Company issued 566,509 shares of common stock for repayment of a promissory note.

On June 3, 2026, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $30,000 Promissory Note. The note matures December 3, 2027, and accrues interest at 12%.

On June 10, 2026, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $110,000 Promissory Note for a purchase price of $100,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on June 10, 2027, and accrues interest at 10%.

On June 10, 2026, the Company issued 781,250 shares of common stock for repayment of a promissory note.

On July 6, 2026, the Company issued 200,000 shares of common stock as loan inducements for promissory note

On July 13, 2026, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $110,000 Promissory Note for a purchase price of $100,000, convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default. The note matures on July 13, 2027, and accrues interest at 10%.

On June 25, 2026, the Company issued 371,333 shares of common stock for repayment of a promissory note.

On July 14, 2026, the Company issued 763,807 shares of common stock for repayment of a promissory note.

On July 21, 2026, the Company issued 518,737 shares of common stock for repayment of a promissory note.

On July 28, 2026, the Company issued 756,543 shares of common stock for repayment of a promissory note.

On July 30, 2026, the Company issued 437,062 shares of common stock for repayment of a promissory note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, April 30, 2026. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2026, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position held with the Company	Age	Date First Elected or Appointed
Brett H. Pojunis	Chairman, Chief Executive Officer, Chief Financial Officer, and Director	46	May 5, 2020

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2026. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers.

(b)	each of our most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2026 and 2025 (each, a “Named Executive Officer”); and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2026 and 2025 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $150,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Change in
Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Brett H. H. Pojunis	2026	167,927	-	23,163	-	-	-	-	191,090
CEO and CFO	2025	164,838	-	153,438	-	-	-	-	318,276

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

Grants of Plan-Based Awards

During the fiscal year ended April 30, 2026, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2026, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 6, 2026, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o 3571 E. Sunset Road, Suite #300, Las Vegas, Nevada 89120.

As of August 6, 2026, there were 96,773,765 shares of our common stock issued and outstanding.

			Convertible Series		Series A non-voting
	Common Stock		A Preferred		redeemable preferred
	Amount		Amount		Amount
	and		and		and
	Nature of	Percentage	Nature of	Percentage	Nature of	Percentage
	Beneficial	of	Beneficial	of	Beneficial	of
Name and Address of Beneficial Owner	Ownership	Class (1)	Ownership	Class	Ownership	Class

Brett H. Pojunis	10,125,000	10.46%	500,000	50.00%	-	-

Michael Fugler	6,553,000	6.77%	500,000	50.00%	175,000	100.00%

Directors and Executive Officers as a Group	16,678,000	17.23%	500,000	50.00%	-	-

5% Shareholders as a Group	16,678,000	17.23%	1,000,000	100.00%	175,000	100.00%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party other than described below.

Brett H. Pojunis - Chief Executive Officer and Chief Financial Officer

During the year ended April 30, 2026, and 2025, the Company issued 25,000 shares and 1,187,500 shares of common stock to the CEO and CFO valued at $1,850 and $145,063, respectively.

During the year ended April 30, 2026, and 2025, the Company recorded stock payable of $24,163 and $8,375, respectively. As of April 30, 2026, and 2025, stock payable was $29,688 and $8,375, respectively.

During the year ended April 30, 2026, and 2025, the Company incurred management salary expenses of $167,927 and $164,838 to the CEO and CFO, respectively. As of April 30, 2026, and April 30, 2025, salary payable was $16,708 and $13,800, respectively.

Michael Fugler - Advisor – Affiliate

During the year ended April 30, 2026, and 2025, the Company issued 0 shares and 100,000 shares of common stock to the affiliated advisor valued at $0 and $13,400, respectively.

During the years ended April 30, 2026, and 2025, the Company incurred consulting fees of $60,000 and $60,000 to the affiliated advisor, respectively. As of April 30, 2026 and April 30, 2025, the total amount due to the affiliated advisor was $330,000 and $270,000, respectively.

President – Distro Plus

 During the year ended April 30, 2025, the Company cancelled the stock payable for 158,333 shares of $23,240.

As of April 30, 2026, and April 30, 2025, salary payable was $5,000 and $5,000, respectively.

VP – Distro Plus

During the year ended April 30, 2025, the Company awarded 1,090,000 shares of common stock to the Vice President of Distro Plus Division valued at $139,310, respectively.

During the year ended April 30, 2025, the Company incurred wages to the Vice President of $116,764. As of April 30, 2026, and April 30, 2025, the salary payable was $0 and $8,843, respectively.

During the year ended April 30, 2026, the Company recorded stock payable of $2,850 and $6,870 for 30,000 shares and 60,000 shares of common stock, respectively. As of April 30, 2026, and 2025, stock payable was $6,870 and $4,020, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 3, 2023, the Company was informed that Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC (“Pinnacle”) had sold a portion of its business to GreenGrowth CPAs (“GreenGrowth”). On November 10, 2023, the Company engaged and executed an agreement with GreenGrowth, as the Company’s new independent accountant to replace Pinnacle. The reports of Pinnacle regarding the Company’s financial statements for the fiscal years ended April 30, 2023 and 2022, being the two most recent fiscal years for which the Company has filed audited financial statements with the Securities and Exchange Commission (the “SEC”), did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. The board of directors of the Company, acting as the audit committee, approved the decision to change independent accountants. During the fiscal years ended April 30, 2023, and 2022, and through October 31, 2023, the Company had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pinnacle would have caused Pinnacle to make reference thereto in connection with its report. During the fiscal years ended April 30, 2023, and 2022, and through October 31, 2023, the Company did not experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that management of the Company discussed with Pinnacle the continued existence of material weaknesses in the Company’s internal control over financial reporting.

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

The reports of Green Growth on the financial statements of the Company for the fiscal years ended April 30, 2024, and April 30, 2023, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

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

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2026, and for fiscal year ended April 30,2025 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

GreenGrowth CPAs
	Year Ended	Year Ended
	April 30,	April 30,
Fee Category	2026	2025

Audit Fees	$-	$21,999
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$-	$21,999

Pinnacle Accountancy Group of Utah

	Year Ended	Year Ended
	April 30,	April 30,
Fee Category	2026	2025

Audit Fees	$-	$500
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$-	$500

Bush and Associates CPA, LLC	Year Ended April 30, 2026	Year Ended April 30, 2025
Audit Fees	$35,000	$5,000
Audit-Related Fees	-	-
Tax Fees	-	-

All Other Fees	-	-
Total Fees	$35,000	$5,000

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

GPO PLUS, INC.

Dated: August 10, 2026,	By:	/s/ Brett H. Pojunis
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

Signature	Title	Dated

/s/ Brett H. Pojunis	Brett H. Pojunis	August 10, 2026
Brett H. Pojunis	President, Chief Executive Officer, Treasurer and Secretary and Director

