Form 10-Q
period 2026-07-31
GPO Plus, Inc.
filed 2026-10-29
CIK 1673475

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2026

or

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

126,807,790 common shares issued and outstanding as of October 27, 2026.

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

GPO PLUS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2026	2026
ASSETS
Current Assets:
Cash	$56,210	$7,506
Prepaid expenses	26,094	33,899
Inventory, net	46,751	32,801
Total Current Assets	129,055	74,206

Finance lease right-of-use assets, net	326,374	367,425
Property and equipment, net	54,255	55,229
TOTAL ASSETS	$509,684	$496,860

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	1,015,542	1,034,205
Accrued interest	739,968	551,996
Accrued liabilities - related parties	382,750	404,389
Promissory note payable, net of debt discount of $95,258 and $50,279, respectively	4,011,616	3,747,081
Finance lease liabilities	221,902	207,147
Stock payable - related parties	49,839	36,558
Stock payable	861,654	718,171
Total Current Liabilities	7,283,271	6,699,547

Finance lease liabilities - non-current	164,385	196,552
Total Liabilities	7,447,656	6,896,099

Commitments and Contingencies (Note 11)	-	-

Founders Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $15 stated value; 500,000 shares authorized; 21,250 shares issued and outstanding	167,154	167,154
Series A Non-Voting Redeemable Preferred Stock, $0.0001 par value, $10 stated value; 175,000 designated; 175,000 shares issued and outstanding	1,750,000	1,750,000

Stockholders' Deficit:
Series A Preferred Shares, $0.0001 par value, 50,000,000 shares designated; 1,000,000 shares issued and outstanding	100	100
Series C Preferred Shares, $0.0001 par value, 175 shares designated; 146.5 shares issued and outstanding	-	-
Founders Class A Common stock, $0.0001 par value, 10,000,000 shares authorized; 115,000 shares issued and outstanding	12	12
Common stock, $0.0001 par value, 250,000,000 shares authorized; 96,658,765 shares and 91,190,126 shares issued and outstanding issued and outstanding, respectively	9,667	9,120
Additional paid in capital	38,116,066	37,870,631
Accumulated deficit	(46,980,971)	(46,196,256)
Total Stockholders' Deficit	(8,855,126)	(8,316,393)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$509,684	$496,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2026	2025

Revenue	$1,295,507	$1,302,172
Cost of revenue	997,344	925,874
Gross Profit	298,163	376,298

Operating Expense
General and administrative	518,697	541,289
Professional fees (including stock-based compensation of $121,099 and $85,225, respectively)	199,103	190,789
Professional fees - related parties (including stock-based compensation of $13,281 and $8,788, respectively)	13,281	8,788
Management fees and salaries - related parties	35,367	59,282
Total Operating Expense	766,448	800,148

Loss from operations	(468,285)	(423,850)

Other Income (Expense)
Other income	270	-
Other expense	-	(1,499)
Interest expense	(316,700)	(269,494)
Total Other Expense	(316,430)	(270,993)

Net Loss	$(784,715)	$(694,843)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	93,507,952	81,776,257

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2026, AND 2025

(Unaudited)

Three Months Ended July 31, 2026

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2026	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	91,190,126	$9,120	$-	$37,870,631	$(46,196,256)	$(8,316,393)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	500,000	50	-	30,010	-	30,060
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	4,968,639	497	-	215,425	-	215,922
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(784,715)	(784,715)
Balance, July 31, 2026	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	96,658,765	$9,667	$-	$38,116,066	$(46,980,971)	$(8,855,126)

Three Months Ended July 31, 2025

					Stockholders' Deficit
	Founders Series A Non-Voting Redeemable Preferred Stock		Series A Non-Voting Redeemable Preferred Stock		Series A Convertible Preferred Shares		Series C Preferred Shares		Founders Class A Common stock		Common stock		Subscription	Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, April 30, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	76,657,368	$7,665	$-	$36,475,275	$(43,775,366)	$(7,292,313)
Issuance of common stock for loan inducement	-	-	-	-	-	-	-	-	-	-	538,500	54	-	31,008	-	31,062
Issuance of common stock for loan extension	-	-	-	-	-	-	-	-	-	-	1,859,429	186	-	248,977	-	249,163
Issuance of common stock for promissory note repayment	-	-	-	-	-	-	-	-	-	-	600,000	60	-	59,940	-	60,000
Issuance of common stock for note conversion	-	-	-	-	-	-	-	-	-	-	2,827,959	283	-	282,516	-	282,799
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	2,200,000	220	-	295,530	-	295,750
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(694,843)	(694,843)
Balance, July 31, 2025	21,250	$167,154	175,000	$1,750,000	1,000,000	$100	147	$-	115,000	$12	84,683,256	$8,468	$-	$37,393,246	$(44,470,209)	$(7,068,383)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(784,715)	$(694,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation for services	121,099	85,225
Stock-based compensation for services - related parties	13,281	8,788
Loss from trade in of automobile	-	1,499
Non-cash interest expense for convertible note conversion	-	171,355
Non-cash interest expense for promissory note inducement	-	23,150
Stock payable for lease expense	8,955	7,500
Stock payable for promissory note extension	4,957	-
Depreciation of furniture and equipment	974	9,152
Depreciation of right-of-use-assets	41,050	35,279
Amortization of intangible assets	-	5,254
Amortization of promissory note discount	44,950	34,772
Interest expense on finance lease	5,181	5,812
Changes in operating assets and liabilities:
Accounts receivable	-	1,030
Prepaid expenses	7,805	(54,427)
Inventory	(13,950)	271
Accounts payable and accrued liabilities	(18,660)	(100,701)
Accrued interest	231,909	32,478
Accrued liabilities - related parties	(21,639)	(9,200)
Deposit	-	3,372
Net cash used in Operating Activities	(358,803)	(434,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment for finance leases	(22,593)	(25,380)
Proceeds from issuance of promissory notes	430,100	261,500
Net cash provided by Financing Activities	407,507	236,120

Net change in cash for period	48,704	(198,114)
Cash at beginning of period	7,506	336,249
Cash at end of period	$56,210	$138,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,350	$1,350

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of finance lease right-of-use assets	$-	$316,094
Stock payable for promissory note inducement	$8,471	$-
Issuance of common stock for note inducement	$30,060	$-
Issuance of common stock for note extension	$-	$249,163
Issuance of common stock for repayment of promissory notes	$215,922	$60,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GPO PLUS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JULY 31, 2026 AND 2025

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

On June 19, 2020, the Company changed our corporate name from Global House Holdings Ltd. to GPO Plus, Inc. and merged with our wholly owned subsidiary GPO Plus, Inc. Global House Holdings Ltd. remained the surviving company of the merger, continuing under the name GPO Plus, Inc

Effective May 5, 2020, Brett H. Pojunis acquired 5,000,000 (post-split) of the issued and outstanding common shares of the Company from Jian Han Chen. As a result of the transaction, Mr. Pojunis had voting and dispositive control over 53.67% of our outstanding voting securities. Mr. Pojunis’s ownership has since been diluted to 8.23%, and Mr. Chen no longer holds any equity interest in the Company.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of July 31, 2026, have been prepared using generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative deficit of $46,980,971. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the year ending April 30, 2027. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2026 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2026, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 11, 2026.

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

As of July 31, 2026 and April 30, 2026, the Company had cash of $56,210 and $7,506 respectively.

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

	July 31,	April 30,
	2026	2026
Security Deposit for office and warehouse	$20,250	$20,250
Prepayment for interest on promissory notes	5,844	13,649
Total	$26,094	$33,899

Inventory

Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

As of July 31, 2026 and April 30, 2026, the Company recorded inventory reserve of $3,519 and $2,469 for slow moving or obsolete inventory.

As of July 31, 2026 and April 30, 2026, the Company had finished goods inventory, net of inventory reserve of $46,751 and $32,801, respectively.

	July 31, 2026	April 30, 2026
Nutriumph®	$9,299	$8,648
Distro	37,452	24,153
	$46,751	$32,801

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

During the three months ended July 31, 2026 and 2025, the Company recognized $1,295,507 and $1,302,172 of revenues and incurred cost of revenue of $997,344 and $925,874 and generated gross profit of $298,163 and $376,298 during the three months ended July 31, 2026, and 2025, respectively. In regard to the sales that occurred during the three months ended July 31, 2026 and 2025, there are no unfulfilled obligations related to the merchandise and product sales.

During the three months ended July 31, 2026, the Company has one customer who contributed over 10% of total sales at 99%.

During the three months ended July 31, 2025, the Company has two customers who contributed over 10% of total sales at 88% and 11%.

Accounts payable and accrued liabilities.

Accounts payable and accrued liabilities refer to trade payable to non-affiliate vendors and payroll liabilities to employees. As of July 31, 2026 and April 30, 2026, accounts payable and accrued liabilities were $1,015,541 and $1,034,205, comprised of trade payable of $963,556 and $982,121 and payroll liabilities of $57,766 and $52,084, respectively.

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

During the three months ended July 31, 2026, and 2025, the Company recorded $134,380 stock-based compensation expense and $94,013 stock-based compensation expense, respectively. The stock-based compensation incurred from common stock awarded to consultants and executives was reported under professional fees and professional fees - related parties in the statements of operation.

	Three Months Ended
	July 31,
	2026	2025
Common stock award to consultants	$121,099	$85,225
Common stock award to management and executives - related parties	13,281	8,788
	$134,380	$94,013

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.

For the three months ended July 31, 2026 and 2025, Series A preferred stock, convertible notes, warrants and common stock payable were potentially dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	July 31,	July 31,
	2026	2025
	(Shares)	(Shares)
Series A Preferred Shares	1,000,000	1,000,000
Warrants	-	168,000
Common Stock Payable	8,578,637	1,617,774
	9,578,637	2,785,774

The Company had 1,000,000 shares of Series A Preferred Stock issued and outstanding on July 31, 2026 and 2025, that are convertible into shares of common stock at a one-for-one rate. (Note 6)

As of July 31, 2026 and 2025, the outstanding warrants issued in connection with these convertible notes were 0 and 168,000, respectively. (Note 6)

As of July 31, 2026 and 2025, the Company had stock payable of $581,491 and $503,801 for outstanding 8,578,637 shares and 1,617,774 shares of common stock, respectively. (Note 6)

Net loss per share for each class of common stock is as follows:

	Three Months Ended
	July 31,
	2026	2025
Net loss per share, basic diluted	$(0.01)	$(0.01)
Net loss per common shares outstanding:
Founders Class A Common stock	$(6.82)	$(6.04)
Ordinary Common stock	$(0.01)	$(0.01)

Weighted average shares outstanding:
Founders Class A Common stock	115,000	115,000
Ordinary Common stock	93,392,952	81,661,257
Total weighted average shares outstanding	93,507,952	81,776,257

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Recent Adopted Accounting Standards

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

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.

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

The intangible assets comprised of proprietary formula at $85,553 and Herberall trademarks with a deemed value of $0. The proprietary formula has an estimated useful life of three years. The Company incurred amortization expenses of $0 and $5,254 for the three months ended July 31, 2026 and 2025, recorded as general and administrative expenses. Through July 31 2026, the intangible assets were fully amortized. As of July 31, 2026 and April 30, 2026, the intangible assets were $0 and $0, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of July 31, 2026 and April 30, 2026, are summarized as follows:

Cost	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2025	$72,504	$9,215	$95,874	$177,593
Disposal	-	-	(16,874)	(16,874)
April 30, 2026	$72,504	$9,215	$79,000	$160,719
July 31, 2026	$72,504	$9,215	$79,000	$160,719

Accumulated Depreciation	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2025	$49,299	$9,215	$22,111	$80,625
Additions	16,390	-	11,850	28,240
Disposal	-	-	(3,375)	(3,375)
April 30, 2026	$65,689	$9,215	$30,586	$105,490
Additions	974	-	-	974
July 31, 2026	$66,663	$9,215	$30,586	$106,464

Net book value	Furniture and Equipment	Computer Equipment	Automobile	Total
April 30, 2026	$6,815	$-	$48,414	$55,229
July 31, 2026	$5,841	$-	$48,414	$54,255

During the three months ended July 31, 2025, the Company traded in an automobile at net amount of $10,521 as trade-in credit valued $12,000 as initial downpayment for two leased vehicles. (Note 10)

As of July 31, 2026 and April 30, 2026, Property and Equipment were $54,255 and $55,229, respectively. Depreciation expenses of $974 and $9,152 were incurred during the three months ended July 31, 2026 and 2025, respectively.

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

Ordinary Common Stock

Three months ended July 31, 2026

During the three months ended July 31, 2026, the Company issued 500,000 shares of common stock as loan inducements for promissory notes.

During the three months ended July 31, 2026, the Company issued 4,968,639 of common stock for the repayment of aggregate principal amount of promissory notes at $171,986 and accrued interest of $43,936.

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

As of July 31, 2026 and April 30, 2026, the issued and outstanding ordinary common stock was 96,773,765 share and 91,190,126 shares, respectively.

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

As of July 31, 2026 and April 30, 2026, the Company had 115,000 shares of founders’ class A common stock and 21,250 shares of founders’ series A non-voting redeemable preferred stock issued and outstanding.

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

As of July 31, 2026 and April 30, 2026, the Company had 1,000,000 shares of series A convertible preferred stock issued and outstanding.

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

As of July 31, 2026 and April 30, 2026, the Company had 175,000 shares of series A non-voting redeemable preferred stock issued and outstanding.

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

As of July 31, 2026 and April 30, 2026,, the issued and outstanding shares of series C preferred stock were 148.5 shares and 104.5 shares, respectively.

Warrants

On June 16, 2021, in conjunction with the issuance of a convertible note on June 16, 2021, the Company issued 280,000 stock purchase warrants, exercisable for three years from issuance at exercise price of $1.25 per share. On May 5, 2022, the exercise price of the warrants was amended to $0.15. On May 21, 2022, the 280,000 warrants were exercised at $0.15 for $42,000. (Note 8)

On September 8, 2021, in conjunction with the issuance of a convertible note on September 8, 2021, the Company issued 168,000 stock purchase warrants, exercisable for three years from issuance at the exercise price of $1.25 per share. (Note 8)

During the year ended April 30, 2025, all the 168,000 stock purchase warrants expired.

As of July 31, 2026 and April 30, 2026, there were no outstanding warrants.

Stock Payable

As of July 31, 2026, and April 30, 2026, the Company had stock payable of $911,493 and $754,729 for outstanding 330 shares and 330 shares of Preferred C shares at $330,000 and $330,000, outstanding 8,578,637 and 4,772,959 common shares, comprised of stock payable of $49,839 and $36,558 for outstanding 685,000 and 372,500 common shares to related parties and stock payable of $531,652 and $388,171 for outstanding 7,893,637 and 4,400,459 common shares to non-affiliates, respectively. As of July 31, 2026, and through the date of these financials’ statements were issued, the outstanding common shares have not yet been issued. The stock payable was recorded under current liabilities in the Balance Sheets.

During the three months ended July 31, 2026 and 2025, the Company recorded stock payable of $13,281 and $8,788 for outstanding 312,500 and 92,500 common shares to executives and senior management. (Note 7)

During the three months ended July 31, 2026 and 2025, the Company recorded stock payable of $121,099 and $57,475 for outstanding 2,949,857 and 605,000 common shares to consultants and employees.

During the three months ended July 31, 2026 and 2025, the Company recorded stock payable of $8,955 and $7,500 for outstanding 223,880 and 78,947 common shares for office rent.

During the three months ended July 31, 2026 and 2025, the Company recorded stock payable of $8,471 and $0 for outstanding 220,000 and 0 common shares for loan inducement on promissory note.

During the three months ended July 31, 2026 and 2025, the Company recorded stock payable of $4,957 and $0 for outstanding 119,441 and 0 common shares for loan extension on promissory note.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party compensation for the three months ended July 31, 2026 and 2025, and shareholding and salary payable as of July 31, 2026, and April 30, 2026, are summarized as below:

	Three Months Ended July 31, 2026
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$25,367	$-	$13,281
President – Distro Plus	(5,000)	-	-
Advisor - Affiliate	-	15,000	-
	$20,367	$15,000	$13,281

	Three Months Ended July 31, 2025
Title	Wages Expense	Management/Consulting Fees	Stock Compensation
CEO and CFO	$59,282	$-	$5,938
Advisor - Affiliate	-	15,000	-
VP - Distro Plus	-	-	2,850
	$59,282	$15,000	$8,788

	As of July 31, 2026
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees Payable and	Stock
Title	(Shares)	(Shares)	(Shares)	Other Payable	Payable
CEO and CFO	10,125,000	500,000	-	$37,750	$42,969
Advisor - Affiliate	6,553,000	500,000	175,000	345,000	-
President - Distro Plus	699,806	-	-	-	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	-	6,870
Director	1,893,750	-	-	-	-
	22,041,208	1,000,000	175,000	$382,750	$49,839

	As of April 30, 2026
	Common Stock	Convertible Series A Preferred	Series A non-voting redeemable preferred	Salary/Consulting Fees Payable and	Stock
Title	(Shares)	(Shares)	(Shares)	Other Payable	Payable
CEO and CFO	10,125,000	500,000	-	$16,708	$29,688
Advisor - Affiliate	6,553,000	500,000	175,000	330,000	-
President - Distro Plus	699,806	-	-	5,000	-
Operational Manager	194,652	-	-	-	-
VP - Distro Plus	2,575,000	-	-	-	6,870
Director	1,893,750	-	-	-	-
	22,041,208	1,000,000	175,000	$351,708	$36,558

CEO and CFO

During the three months ended July 31, 2026, and 2025, the Company recorded stock payable of $13,281 and $5,938, respectively. As of July 31, 2026 and April 30, 2026, stock payable was $42,969 and $29,688, respectively.

During the three months ended July 31, 2026, and 2025, the Company incurred management salary expenses of $25,367 and $59,282 to the CEO and CFO, respectively. As of July 31, 2026, and April 30, 2026, the amount due to the CEO and CFO was $37,750 and $16,708, respectively.

Advisor – Affiliate

 During the three months ended July 31, 2026, and 2025, the Company incurred consulting fees of $15,000 and $15,000 to the affiliated advisor, respectively. As of July 31, 2026, and April 30, 2026, the total amount due to the affiliated advisor was $345,000 and $330,000, respectively.

President – Distro Plus

As of July 31, 2026 and April 30, 2026, salary payable was $5,000.

VP – Distro Plus

During the three months ended July 31, 2026, and 2025, the Company recorded stock payable to Vice President of $0 and $2,850, respectively. As of July 31, 2026 and April 30, 2026, stock payable was $6,870.

NOTE 8 - PROMISSORY NOTE PAYABLE

Promissory note payable on July 31, 2026, and April 30, 2026 consists of the following:

	July 31, 2026	April 30, 2026
August 2022	$30,000	$30,000
September 2022	110,000	110,000
October 2022	165,000	165,000
November 2022	60,500	60,500
January 2023	330,000	330,000
February 2023	4,120	34,120
March 2023	55,000	55,000
May 2023	74,800	74,800
June 2023	62,014	77,000
August 2023	165,000	165,000
September 2023	125,000	125,000
November 2023	130,000	130,000
January 2024	150,000	150,000
February 2024	105,000	105,000
September 2024	99,000	99,000
October 2024	159,500	159,500
January 2025	-	33,000
February 2025	33,440	33,440
March 2025	119,295	119,295
April 2025	264,500	324,500
July 2025	304,205	304,205
August 2025	100,000	100,000
October 2025	235,000	235,000
November 2025	183,000	183,000
December 2025	30,000	30,000
January 2026	131,000	165,000
February 2026	340,000	340,000
March 2026	60,000	60,000
May 2026	231,500	-
June 2026	140,000	-
July 2026	110,000	-
Total promissory notes payable, gross	4,106,874	3,797,360
Less: Unamortized debt discount	(95,258)	(50,279)
Total promissory notes	$4,011,616	$3,747,081

The terms of the promissory notes are summarized as follows:

•	Loan Expiry Term of Six Months to One Year

•	Weighted Average Remaining Term of 0.70 years

•	Annual interest rate of 10%-18%

•

Convertible at 25% of the average of the five (5) lowest Daily VWAP over the ten (10) consecutive VWAP Trading Days immediately preceding the date on which the Market Price is being determined, the Holder elects to convert all or part of the note in the event of default.

During the three months ended July 31, 2026 and 2025, the Company issued promissory notes for aggregate principal amount of $481,500 and $304,205 for proceeds of $430,100 and $261,500, respectively.

During the three months ended July 31, 2026 and 2025, the Company issued 4,968,639 shares and 600,000 share of common stock for the repayment of promissory note principal amount of $171,986 and $60,000 and accrued interest of $43,936 and $0, respectively.

During the three months ended July 31, 2026 and 2025, the Company issued 500,000 shares and 538,500 shares of common stock as loan inducements for promissory notes, respectively.

During the three months ended July 31, 2026 and 2025, the Company issued 0 shares and 1,859,429 shares of common stock for term extension for promissory notes.

During the three months ended July 31, 2026, and 2025, the Company recorded stock payable of $8,471 and $0 for outstanding 200,000 common shares and 0 common shares for loan inducements of promissory notes, respectively.

During the three months ended July 31, 2026 and 2025, the note discount amortization was $44,950 and $34,772, respectively.

During the three months ended July 31, 2026, and 2025, the Company recorded interest expenses of $235,259 and $33,828, respectively. During the three months ended July 31, 2026, and 2025, the Company made repayment on note interest of $3,350 and $1,350, respectively. As of July 31, 2026, and April 30, 2026, the accrued interest payable was $739,968 and $551,996, respectively.

NOTE 9 – LEASES

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

On May 22, 2025, the Company signed a new lease moving its Regional Distribution Hub to a new location at 6707 Yonkers Ave Lubbock, Texas. The lease commenced on May 22, 2025, and ended on August 22, 2028, at a cost of $4,500 per month with lease payment begins on August 22, 2025. (Note 11)

As of July 31, 2026 and April 30, 2026, the finance lease obligations included in current liabilities were $221,902 and $207,147 and finance lease obligations included in non-current liabilities were $164,385 and $196,552, respectively. During the three months ended July 31, 2026, and 2025, repayment on finance lease was $22,593 and $25,380, respectively. During the three months ended July 31, 2026, and 2025, interest expense was $5,181 and $5,811 and depreciation on the right-of-used assets was $41,050 and $35,279, respectively.

As of July 31, 2026 and April 30, 2026, the Company had the following lease obligations:

	Discount		July 31,	April 30,
	Rate	Maturity	2026	2026
Current	2.27% - 10.51%	March 2027 - July 2029	$221,902	$207,147
Non-current	2.27% - 10.51%	March 2027 - July 2029	164,385	196,552
			$386,287	$403,699

Balance - April 30, 2025	$189,473
Lease liability additions	299,095
Repayment of Lease liability	(110,863)
Imputed interest	25,994
Balance - April 30, 2026	$403,699
Lease liability additions	-
Repayment of Lease liability	(22,593)
Imputed interest	5,181
Balance - July 31, 2026	$386,287

The following table summarizes the maturity of our lease liabilities as of July 31, 2026:

Year Ended April 30,
2027 (excluding three months ended July 31, 2026)	$201,391
2028	134,782
Thereafter	74,395
Total lease payments	410,568
Less: imputed interest	(24,281)
Lease liabilities	$386,287

As of July 31, 2026, the Company has right-of-use assets as follows:

Balance - April 30, 2025	$206,031
Additions	316,095
Depreciation	(154,701)
Balance - April 30, 2026	$367,425
Additions	-
Depreciation	(41,051)
Balance - July 31, 2026	$326,374

NOTE 10 – SEGMENT REPORTING

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

 NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s principal business and corporate address is 3571 E. Sunset Road, Suite 300, Las Vegas, NV 89120.

On August 5, 2020, the Company entered into a lease agreement for the office premise under a term of 6 months commencing on August 10, 2020, at the cost of $4,750 per month, consisting of $2,000 payable in common shares of the Company and $2,750 payable in cash. Subsequent to the end of the agreement, the premise was leased on a month-to-month basis. On January 1, 2022, the Company renewed the lease agreement for the office premise under a term of one year commencing on January 1, 2022, at the cost of $4,000 per month, consisting of $2,000 payable in common shares of the Company and $2,000 payable in cash. As of July 31, 2026, the lease is currently on a month-to-month basis.

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

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to July 31, 2026, and through the date that these financials were issued, the Company had the following subsequent events:

On August 31, 2026, the Company entered into a Security Purchase Agreement with an investor pursuant to which the Company issued a $126,500 Promissory Note for a purchase price of $115,000. The note matures on August 31, 2027 with a one-time interest charge of $12,650 at 10% of note principal and default interest rate at 18%.

On August 26, 2026, the Company filed a Certificate of Designation with the Nevada Secretary of State, effective August 19, 2026, designating 4,000,000 shares of its authorized blank check preferred stock as Series A-1 Preferred Stock ("Series A-1 Preferred"). Each share of Series A-1 Preferred carries 100 votes, votes together with the common stock as a single class, has no dividend or preemptive rights except dividends as declared by the board, shares in liquidation pari passu with the Company's Series A Preferred Stock, Founders Convertible Preferred, Founders Class A Common Shares, and common stock, and is convertible at the holder's option at any time into one share of common stock. On September 1, 2026, the Company issued all 4,000,000 shares of Series A-1 Preferred to Brett H. Pojunis, the Company's Chief Executive Officer and sole director, as compensation for services rendered and to be rendered and for credit support provided to the Company. This credit support includes Mr. Pojunis's personal guarantees of the Company's facility leases, vehicle financings, telecommunications accounts, and merchant accounts, his extensions of personal credit to fund Company obligations, and his regularly deferred compensation. The board valued the shares at $160,000 in the aggregate ($0.04 per common-equivalent share, based on the closing price of the common stock on August 19, 2026), and the shares were issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

On September 7, 2026, the Company and its newly formed subsidiary, ClearLine Apps, LLC, entered into an Asset Purchase Agreement with SurgePays, Inc. ("SurgePays") to acquire SurgePays' ClearLine engagement platform, media network, and related technology and operating assets, as well as its GPOX Wireless business and assets. The $27,500,000 purchase price is payable solely through the issuance of 25,000,000 shares of the Company's Series D Preferred Stock, each convertible at the holder's election into one share of common stock and carrying no voting rights or preferential dividend, liquidation, or other rights. At the same time, SurgePays entered into a Put Option Agreement with Emerald Shoals Targeted Opportunities Fund LP ("Emerald Shoals"), which the Company acknowledged, giving SurgePays the right to sell the Preferred Shares, or the common stock issuable on their conversion, to Emerald Shoals for $27,500,000 at any time from closing through three years and 90 days after closing. As additional consideration for Emerald Shoals entering into the Put Agreement, the Company is required to issue Emerald Shoals a five-year warrant to purchase 15,000,000 shares of common stock in three tranches of 5,000,000 shares each, exercisable at $0.05, $0.15, and $0.25 per share, respectively. The acquisition closed on September 10, 2026, when SurgePays assigned the purchased assets to the acquisition subsidiary and the Company issued the Preferred Shares to SurgePays.

From August 1, 2026 through October 27, 2026, 20,801,818 shares of common stock were issued for repayment of promissory notes.

From August 1, 2026 through October 27, 2026, 8,452,357 shares of common stock were issued to management and consultants for services rendered.

From August 1, 2026 through October 27, 2026, 500,000 shares of common stock were issued for note inducement of a promissory note.

From August 1, 2026 through October 27, 2026, 279,850 shares of common stock were issued for office lease.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended July 31, 2026 and 2025, which are included herein.

Three Months Ended July 31, 2026, Compared to the Three Months July 31, 2025

	Three Months Ended
	July 31,
	2026	2025	Changes	%

Revenues	$1,295,507	$1,302,172	$(6,665)	(1)%
Cost of revenue	(997,344)	(925,874)	(71,470)	8%
Gross Profit	298,163	376,298	(78,135)	(21)%
Operating Expenses	(766,448)	(800,148)	33,700	(4)%
Loss from Operations	(468,285)	(423,850)	(44,435)	10%
Other Expenses	(316,430)	(270,993)	(45,437)	17%
Net Loss	$(784,715)	$(694,843)	$(89,872)	13%

Revenues

We had revenues of $1,295,507 from operations during the three months July 31, 2026 as compared to $1,302,172 of revenues during the three months ended July 31, 2025.

Net Loss

Our unaudited financial statements report a net loss of $784,715 for the three months ended July 31, 2026 compared to a net loss of $694,843 for the three months ended July 31, 2025. The increase in net loss was due to an increase in cost of revenue and interest expense.

Expenses

Our operating expenses for the three months ended July 31, 2026 were $76,448 compared to $800,148 for the three months ended July 31, 2025. Operating expenses for the three months ended July 31, 2026, consisted of $518,696 in general and administrative, $199,103 in professional fees, $13,281 in professional fees – related parties and $35,367 in management fees and salaries – related parties. Operating expenses for the three months ended July 31, 2025 consisted of $541,289 in general and administrative, $190,789 in professional fees, $8,788 in professional fees – related parties and $59,282 in management fees and salaries – related parties.

Our other expenses for the three months ended July 31, 2026 were $316,430 compared to $270,993 for the three months ended July 31, 2025. During the three months ended July 31, 2026, and 2025, the Company incurred interest expense of $316,700 and $269,494 comprised of loan interest of $266,501 and $228,762, interest expense from finance leases of $5,249 and $5,960 and debt discount amortization of $44,950 and $34,772, respectively. During the three months ended July 31, 2025, the Company incurred loss from disposal of an automobile of $1,499.

Liquidity and Financial Condition

Working Capital

	July 31,	April 30,
	2026	2026

Current Assets	$129,055	$74,206
Current Liabilities	$7,283,271	$6,699,547
Working Capital (Deficiency)	$(7,154,216)	$(6,625,341)

Our total current assets as of July31, 2026 were $129,055 as compared to total current assets of $74,206 as of April 30, 2026 due to the increase in cash and inventory. Our total current liabilities as of July 31, 2026 were $7,283,271 as compared to total current liabilities of $6,699,547 as of April 30, 2026, due primarily to the increase in promissory note payable, accrued interest, stock payable and finance lease liabilities.

Our working capital deficit on July 31, 2026 was $7,154,216 as compared to working capital deficit of $6,625,341 as of April 30, 2026 due to the factors noted above.

Cash Flows

	Three Months Ended
	July 31,
	2026	2025

Cash Flows used in Operating Activities	$(358,803)	$(434,234)
Cash Flows provided by Financing Activities	407,507	236,120
Net increase (decrease) in cash during period	$48,704	$(198,114)

Operating Activities

Net cash used in operating activities was $358,803 for the three months ended July 31, 2026 compared with $434,234 net cash used in operating activities during the same period in 2025.

During the three months ended July 31, 2026, net cash used in operating activities was attributed to net loss of $784,715 decreased by stock-based compensation of $134,380, stock payable for lease expense of $8,955, stock payable for promissory note extension of $4,957, depreciation of furniture and equipment of $974, depreciation of right-of-use-assets of $41,050, amortization of promissory note discount of $44,950, interest expense on finance lease of $5,181 and a net change in operating assets and liabilities of $185,465.

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

Investing Activities

There were no investing activities during the three months ended July 31, 2026 and 2025.

Financing Activities

During the three months ended July 31, 2026, net cash from financing activities was $407,507 compared to $236,120 during the same period in 2025.

Cash flows from financing activities during the three months ended July 31, 2026 were derived from proceeds from issuance of promissory notes totaling $430,100 offset by repayment for finance leases of $22,593.

Cash flows from financing activities during the three months ended July 31, 2025 were derived from proceeds from issuance of promissory notes totaling of $261,500 offset by repayment for finance leases of $25,380.

Going Concern

As of July 31, 2026, we had cash on hand of $56,210. We generated revenues of $1,295,507 and gross profit of $298,163 during the three months ended July31, 2026, but incurred net loss of $784,715 during the period and a cumulative net loss of $46,980,971 since our inception. We expect to generate additional losses for the foreseeable future while we establish our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2026. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended July 31, 2026, the Company issued 500,000 shares of common stock as loan inducements for promissory notes.

During the three months ended July 31, 2026, the Company issued 4,968,639 of common stock for the repayment of aggregate principal amount of promissory notes at $171,986 and accrued interest of $43,936.

From August 1, 2026 through October 27, 2026, 20,801,818 shares of common stock were issued for repayment of promissory notes.

From August 1, 2026 through October 27, 2026, 8,452,357 shares of common stock were issued to management and consultants for services rendered.

From August 1, 2026 through October 27, 2026, 500,000 shares of common stock were issued for note inducement of a promissory note.

From August 1, 2026 through October 27, 2026, 279,850 shares of common stock were issued for office lease.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans. During the three months ended July 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GPO PLUS, INC.

Date: October 29, 2026	By:	/s/ Brett H. Pojunis
Brett H. Pojunis
President Chief Executive Officer and
Chief Financial Officer, Treasurer,
Secretary, and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

